Form 10-Q
period 2019-03-31
Eureka Homestead Bancorp, Inc.
filed 2019-06-25
CIK 1769725

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

OR

☐          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 333‑230193

Eureka Homestead Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	83-4051300
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1922 Veterans Memorial Boulevard
Metairie, Louisiana	70005
(Address of Principal Executive Offices)	(Zip Code)

(504) 834‑0242

(Registrant’s telephone number)

N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES ☐     NO ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ☐     NO ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Act).  YES ☐   NO ☒

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of June 25, 2019.

Eureka Homestead Bancorp, Inc.

Form 10‑Q

EXPLANATORY NOTE

Eureka Homestead Bancorp, Inc., a Maryland corporation (the “Company” or the “Registrant”), was formed on February  25, 2019 to serve as the savings and loan holding company for Eureka Homestead (the “Bank”) as part of the Bank’s  mutual-to-stock conversion.  As of March 31, 2019, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature.  Accordingly, financial and other information of the Bank is included in this Quarterly Report.

Part I. – Financial Information

Item 1.Financial Statements

EUREKA HOMESTEAD

BALANCE SHEETS

MARCH 31, 2019 AND DECEMBER 31, 2018

(in thousands)

	March 31,	December 31,
	2019	2018
	(Unaudited)	(Audited)
ASSETS
	$2,983	$3,090
Cash and Cash Equivalents	750	750
Interest-Bearing Deposits	6,607	5,781
Investment Securities	80,681	81,072
Loans Receivable, Net	230	533
Loans Held-for-Sale	351	337
Accrued Interest Receivable	1,386	1,376
Federal Home Loan Bank Stock	755	767
Premises and Equipment, Net	3,973	3,950
Cash Surrender Value of Life Insurance	266	280
Deferred Tax Asset	421	134
Prepaid Expenses and Other Assets	$98,403	$98,070
Total Assets

LIABILITIES AND EQUITY

Liabilities:	$59,009	$56,183
Deposits	24,048	26,030
Advances from Federal Home Loan Bank	916	1,447
Advance Payments by Borrowers for Taxes and Insurance	2,114	2,171
Accrued Expenses and Other Liabilities	86,087	85,831
Total Liabilities

Commitments and Contingencies (Note 14)

Equity:	12,378	12,335
Retained Earnings	(62)	(96)
Accumulated Other Comprehensive Loss	12,316	12,239
Total Equity	$98,403	$98,070

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

(in thousands)

	2019	2018
Interest Income:
Loans Receivable	$879	$844
Investment Securities	37	28
Interest-Bearing Deposits	17	10
Total Interest Income	933	882
Interest Expense:
Deposits	282	186
Advances from Federal Home Loan Bank	185	171
Total Interest Expense	467	357
Net Interest Income	466	525

Provision (Credit) for Loan Losses	(9)	(11)
Net Interest Income After Provision (Credit) for Loan Losses	475	536

Non-Interest Income:
Service Charges and Other Income	24	29
Fees on Loans Sold	63	17
Income from Life Insurance	23	31
Total Non-Interest Income	110	77

Non-Interest Expenses:
Salaries and Employee Benefits	335	350
Occupancy Expense	60	48
SAIF Deposit Insurance Premium and Examination Fees	19	20
Data Processing	29	27
Accounting and Consulting	28	28
Other Real Estate Expense	—	1
Insurance	18	16
Other	48	54
Total Non-Interest Expenses	537	544
Income Before Income Tax Expense	48	69
Income Tax Expense	5	11
Net Income	$43	$58

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD

STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

(in thousands)

	2019	2018
Net Income	$43	$58

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	43	(58)
Income Tax Effect	(9)	12

Other Comprehensive Income (Loss), Net of Taxes	34	(46)
Comprehensive Income	$77	$12

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD

STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

(in thousands)

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	(Loss)	Total
Balance, January 1, 2018	$12,040	$(103)	$11,937
Net Income	58	—	58
Other Comprehensive Loss	—	(46)	(46)
Balance, March 31, 2018	$12,098	$(149)	$11,949

Balance, January 1, 2019	$12,335	$(96)	$12,239
Net Income	43	—	43
Other Comprehensive Income	—	34	34
Balance, March 31, 2019	$12,378	$(62)	$12,316

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

(in thousands)

	2019	2018
Cash Flows from Operating Activities:
Net Income	$43	$58
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Provision for Loan Losses	(9)	(11)
Depreciation Expense	19	9
Amortization of FHLB Advance Prepayment Penalty	18	18
Provision for Deferred Income Taxes	5	(4)
Net Amortization of Premium/Discount on Mortgage-Backed Securities	9	3
Stock Dividend on Federal Home Loan Bank Stock	(10)	(7)
Net decrease (increase) in Loans Held-for-Sale	303	593
Changes in Assets and Liabilities:
Decrease (increase) in Accrued Interest Receivable	(14)	12
(Increase) in CSV of Life Insurance	(23)	(23)
(Increse) decrease in Prepaid Expenses and Other Assets	(293)	26
(Decrease) in Accrued Expenses and Other Liabilities	(57)	(8)
Net Cash (Used in) Provided by Operating Activities	(9)	666

Cash Flows from Investing Activities:
Net decrease (increase) in Loans	402	(699)
Proceeds from Maturities of Interest-Bearing Deposits	—	250
Purchases of Interest-Bearing Deposits	—	(1,000)
Purchases of Investment Securities	(991)	—
Proceeds from Sales, Calls and Principal Repayments of Investment Securities	203	273
Purchases of Premises and Equipment	(7)	(15)
Proceeds from Sale of Other Real Estate	—	66
Net Cash (Used in) Investing Activities	(393)	(1,125)

Cash Flows from Financing Activities:
Net Increase in Deposits	2,826	1,825
Advances from Federal Home Loan Bank	2,000	2,500
Payments on Advances from Federal Home Loan Bank	(4,000)	(2,014)
Net (Decrease) in Advance Payments by Borrowers for Taxes and Insurance	(531)	(486)
Net Cash Provided by Financing Activities	295	1,825
Net (Decrease) Increase in Cash and Cash Equivalents	(107)	1,366
Cash and Cash Equivalents at Beginning of Period	3,090	713
Cash and Cash Equivalents at End of Period	$2,983	$2,079

Supplemental Disclosures for Cash Flow Information:
Cash Paid for:
Interest	$447	$343

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain/Loss on Investment Securities	$43	$(58)

The accompanying notes are an integral part of these financial statements.

Eureka Homestead

Form 10‑Q

EUREKA HOMESTEAD

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019 (Unaudited)

Note 1 – Basis of Presentation -

The accompanying unaudited financial statements of Eureka Homestead (the “Bank”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2018 included in the Form S-1 of Eureka Homestead Bancorp, Inc. as filed with the Securities and Exchange Commission (“SEC”). Reference is made to the accounting policies of the Bank described in the Notes to the Financial Statements contained in the Form S-1.

In preparing the financial statements, the Bank is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Bank’s financial condition, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

Note 2 – Recent Accounting Pronouncements -

Emerging Growth Company Status

The Bank qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Bank is an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies. An emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement. The Bank has elected to use the extended transition period described above and intends to maintain its emerging growth company status as allowed under the JOBS Act.

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers. The provisions of the update requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March, 2016 the FASB issued ASU 2016‑08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016‑10, Identifying Performance Obligations and Licensing, which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016‑12, Narrow-Scope Improvements and Practical Expedients which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. This ASU also provides a practical expedient for contract modifications. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Bank is currently assessing the amendment but does not anticipate it will have a material impact on the Bank’s Financial Statements.

In January 2016, the FASB issued ASU No. 2016‑01, Financial Instruments - Overall (Subtopic 825‑ 10), Recognition and Measurement of Financial Assets and Financial Liabilities. The provisions of the update require equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. ASU No. 2016‑01 requires public business entities to use the price notion when measuring the fair value of financial instruments for disclosure purposes. It also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update requires separate presentation of financial assets and financial liabilities by category and form on the balance sheet or the accompanying notes to the financial statements. In addition, the update clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The adoption of this ASU is not expected to have a material impact on the Bank’s Financial Statements.

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842), Conforming Amendments Related to Leases. This ASU amends the codification regarding leases in order to increase transparency and comparability. The ASU requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The adoption of this ASU is not expected to have a material effect on the Bank’s Financial Statements.

In September 2016, the FASB issued ASU 2016‑13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on expected credit losses (“ECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (eg. loans and held to maturity securities), including certain off-balance sheet financial instruments (eg. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The ECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the ECL. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Bank is currently planning for the implementation of this accounting standard. It is too early to assess the impact this ASU will have on the Bank’s Financial Statements.

In August 2016, FASB issued ASU No. 2016‑15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments in this ASU clarify the proper classification for certain cash receipts and cash payments, including clarification on debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, among others. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Bank is currently assessing the amendment but does not anticipate it will have a material impact on the Bank’s Financial Statements.

In June 2018, FASB issued ASU No. 2018‑07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment”. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Bank is currently assessing the amendment but does not anticipate it will have a material impact on the Bank’s Financial Statements.

In August 2018, FASB issued ASU 2018‑13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this ASU modify the disclosure requirements related to fair value. Certain provisions under ASU 2018‑13 require prospective application, while other provisions require retrospective application to all period presented in the financial statements upon adoption. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Bank is currently assessing the amendment but does not anticipate it will have a material impact on the Bank’s Financial Statements.

Note 3 – Investment Securities -

The amortized cost and fair values of investment securities available-for-sale were as follows:

		Gross	Gross
March 31, 2019:	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Mortgage-Backed Securities:
FHLMC	$3,037	$—	$(80)	$2,957
FNMA	211	—	(1)	210
GNMA	574	10	—	584
SBA 7a Pools	2,863	5	(12)	2,856
Total Investment Securities Available-for-Sale	$6,685	$15	$(93)	$6,607

		Gross	Gross
December 31, 2018:	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Mortgage-Backed Securities:
FHLMC	$3,139	$—	$(117)	$3,022
FNMA	232	—	(2)	230
GNMA	612	8	—	620
SBA 7a Pools	1,920	—	(11)	1,909
Total Investment Securities Available-for-Sale	$5,903	$8	$(130)	$5,781

All investment securities held on March 31, 2019 and December 31, 2018, were government-sponsored mortgage-backed or SBA pool securities.

The amortized cost and fair values of the investment securities available-for-sale at March 31, 2019, by contractual maturity, are shown below.  For mortgage-backed securities and SBA 7a pools, expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
March 31, 2019	Amortized	Fair
(in thousands)	Cost	Value
Amounts Maturing:
After One Year through Five Years	$211	$210
After Five Years through Ten Years	1,878	1,866
After Ten Years	4,596	4,531
	$6,685	$6,607

No investment securities were pledged to secure advances from the FHLB at March 31, 2019 and December 31, 2018.

Proceeds from sales and calls of available-for-sale investment securities were approximately $‑0‑ for the three months ended March 31, 2019 and $1,076,000 for the year ended December 31, 2018, resulting in approximately $‑0‑ and $55,000 realized losses for the three months ended March 31, 2019 and for year ended December 31, 2018, respectively.

Gross unrealized losses in investment securities at March 31, 2019 and December 31, 2018, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more, are as follows:

March 31, 2019
(in thousands)	Less Than 12 Months		12 Months or More		Totals
Security		Unrealized		Unrealized		Unrealized
Description	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Mortgage-Backed
Securities:
FHLMC	$—	$—	$2,957	$(80)	$2,957	$(80)
FNMA	—	—	210	(1)	210	(1)
SBA 7a Pools	1,866	(12)	—	—	1,866	(12)
	$1,866	$(12)	$3,167	$(81)	$5,033	$(93)

December 31, 2018
(in thousands)	Less Than 12 Months		12 Months or More		Totals
Security		Unrealized		Unrealized		Unrealized
Description	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Mortgage-Backed
Securities:
FHLMC	$—	$—	$3,022	$(117)	$3,022	$(117)
FNMA	230	(2)	—	—	230	(2)
SBA 7a Pools	1,909	(11)	—	—	1,909	(11)
	$2,139	$(13)	$3,022	$(117)	$5,161	$(130)

Management evaluates securities for other-than temporary impairment on a periodic and regular basis, as well as when economic or market concerns warrant such evaluation. No declines at March 31, 2019 and December 31, 2018, were deemed to be other-than-temporary.

In analyzing an issuer’s financial condition, management considers whether the federal government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial statements.

Note 4 – Loans Receivable and the Allowance for Loan Losses -

Loans receivable at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31,	December 31,
(in thousands)	2019	2018
Mortgage Loans
1-4 Family	$74,839	$75,185
Multifamily	4,085	4,117
Commercial real estate	1,161	1,175
Consumer Loans	212	211
	80,297	80,688
Plus (Less):
Unamortized Loan Fees/Costs	1,234	1,234
Allowance for Loan Losses	(850)	(850)
Net Loans Receivable	$80,681	$81,072

The performing mortgage loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at March 31, 2019 and December 31, 2018.

Management segregates the loan portfolio into portfolio segments which is defined as the level at which the Bank develops and documents a systematic method for determining its allowance for loan losses.  The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate.  The following tables set forth, as of March 31, 2019 and December 31, 2018, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually.  The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Three Months Ended March 31, 2019 (in thousands)

			Mortgage-
	Mortgage-	Mortgage-	Commercial
	1-4 Family	Multifamily	Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$807	$31	$12	$—	$850
Charge-Offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision	—	—	—	—	—
Ending Balance	$807	$31	$12	$—	$850

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$807	$31	$12	$—	$850

Loans Receivable:
Ending Balance	$74,839	$4,085	$1,161	$212	$80,297

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$74,839	$4,085	$1,161	$212	$80,297

The allowance for loan losses for Mortgage 1‑4 Family Loans of $807,000 includes an unallocated portion of $434,000 as of March 31, 2019.

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Year Ended December 31, 2018 (in thousands)

			Mortgage-
	Mortgage-	Mortgage-	Commercial
	1-4 Family	Multifamily	Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$813	$20	$17	$—	$850
Charge-Offs	—	—	—	—	—
Recoveries	11	—	—	—	11
Provision	(17)	11	(5)	—	(11)
Ending Balance	$807	$31	$12	$—	$850

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$807	$31	$12	$—	$850

Loans Receivable:
Ending Balance	$75,185	$4,117	$1,175	$211	$80,688

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$75,185	$4,117	$1,175	$211	$80,688

The allowance for loan losses for Mortgage 1‑4 Family Loans of $807,000 includes an unallocated portion of $433,000 as of December 31, 2018.

Management further disaggregates the loan portfolio segments into classes of loans, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

At March 31, 2019 and December 31, 2018, loan balances outstanding on non-accrual status amounted to $‑0‑ and $‑0‑, respectively.  The Bank considers loans more than 90 days past due and on nonaccrual as nonperforming loans.

At March 31, 2019 and December 31, 2018, the credit quality indicators (performing and nonperforming loans), disaggregated by class of loan, are as follows:

Credit Quality Indicators - Credit Risk Profile Based on Payment Activity at March 31, 2019 (in thousands)

		Non-
	Performing	Performing	Total
Mortgage Loans:
1 to 4 Family	$74,839	$—	$74,839
Multifamily	4,085	—	4,085
Commercial real estate	1,161	—	1,161
Non-Mortgage Loans:
Consumer	212	—	212
Total	$80,297	$—	$80,297

Credit Quality Indicators - Credit Risk Profile Based on Payment Activity at December 31, 2018 (in thousands)

		Non-
	Performing	Performing	Total
Mortgage Loans:
1 to 4 Family	$75,185	$—	$75,185
Multifamily	4,117	—	4,117
Commercial real estate	1,175	—	1,175
Non-Mortgage Loans:
Consumer	211	—	211
Total	$80,688	$—	$80,688

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of March 31, 2019 and December 31, 2018. There were no loans over 90 days past due and still accruing as of March 31, 2019 and December 31, 2018.

Aged Analysis of Past Due Loans Receivable at March 31, 2019 (in thousands)

	30-59	60-89	90 Days or			Total
	Days	Days	Greater	Total		Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Mortgage Loans:
1 to 4 Family	$148	$—	$—	$148	$74,691	$74,839
Multifamily	—	—	—	—	4,085	4,085
Commercial real estate	—	—	—	—	1,161	1,161
Non-Mortgage Loans:
Consumer	—	—	—	—	212	212
Total	$148	$—	$—	$148	$80,149	$80,297

Aged Analysis of Past Due Loans Receivable at December 31, 2018 (in thousands)

	30-59	60-89	90 Days or			Total
	Days	Days	Greater	Total		Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Mortgage Loans:
1 to 4 Family	$227	$171	$—	$398	$74,787	$75,185
Multifamily	—	—	—	—	4,117	4,117
Commercial real estate	—	—	—	—	1,175	1,175
Non-Mortgage Loans:
Consumer	—	—	—	—	211	211
Total	$227	$171	$—	$398	$80,290	$80,688

The following is a summary of information pertaining to impaired loans as of March 31, 2019 and December 31, 2018.

Impaired Loans

For the Three Months Ended March 31, 2019

(in thousands)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Mortgage Loans
1-4 Family	$—	$—	$—	$—	$—

Impaired Loans

For the Year Ended December 31, 2018

(in thousands)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Mortgage Loans
1-4 Family	$—	$—	$—	$197	$98

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. Once modified in a trouble debt restructuring, a loan is generally considered impaired until its contractual maturity. At the time of the restructuring, the loan is evaluated for an asset-specific allowance for credit losses. The Bank continues to specifically reevaluate the loan in subsequent periods, regardless of the borrower’s performance under the modified terms. If a borrower subsequently defaults on the loan after it is restructured, the Bank provides an allowance for credit losses for the amount of the loan that exceeds the value of the related collateral.

The Bank had no troubled debt restructurings as of March 31, 2019 and December 31, 2018 or any that defaulted subsequent to the restructuring through the date the financial statements were issued.

Note 5 – Regulatory Matters -

The Bank is subject to various regulatory capital requirements administered by its primary Federal regulator, the Office of the Comptroller of the Currency (OCC).  Failure to meet the minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank and the financial statements.  Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory reporting requirements.  The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as of January 1, 2015, of total capital, tier 1 capital, and common equity tier 1 capital to risk-weighted assets (as defined in the regulations), and leverage capital, which is tier 1 capital to adjusted average total assets (as defined). Management believes, as of March 31, 2019 and December 31, 2018, that the Bank meets all the capital adequacy requirements to which it is subject.

As of March 31, 2019 and December 31, 2018, the most recent notifications from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To remain categorized as well capitalized, the Bank will have to maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and leveraged capital ratios as disclosed in the table below.  There are no conditions or events since the most recent notification that management believes have changed the Bank’s category.  The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
March 31, 2019:	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk Based Capital
(to Risk Weighted Assets)	$13,005	26.04%	$3,996	8.00%	$4,995	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$12,378	24.78%	$2,997	6.00%	$3,996	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$12,378	24.78%	$2,248	4.50%	$3,247	6.50%
Tier 1 Leverage Capital
(to Adjusted Total Assets)	$12,378	12.69%	$3,900	4.00%	$4,876	5.00%

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2018:	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk Based Capital
(to Risk Weighted Assets)	$12,961	25.98%	$3,992	8.00%	$4,990	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$12,335	24.72%	$2,994	6.00%	$3,992	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$12,335	24.72%	$2,245	4.50%	$3,243	6.50%
Tier 1 Leverage Capital
(to Adjusted Total Assets)	$12,335	12.23%	$4,035	4.00%	$5,044	5.00%

A reconciliation of the Bank’s capital determined under GAAP to Total Capital, Tier 1 Capital, Common Equity Tier 1 Capital and Tier 1 Leverage Capital for March 31, 2019 and December 31, 2018, is as follows:

(in thousands)	March 31, 2019	December 31, 2018
Total Equity	$12,316	$12,239
Unrealized Losses on Securities
Available for Sale, Net	62	96

Tangible, Tier 1 Capital and Common Equity Tier 1	12,378	12,335
Allowance for Loan Losses Included in Capital	627	626
Total Capital	$13,005	$12,961

The specific reserves included in the Allowance for Loan Losses were not significant as of March 31, 2019 and December 31, 2018.

Note 6 – Commitments and Contingencies  -

In the normal course of business, the Bank has outstanding commitments, such as commitments to extend credit, which are not included in the accompanying financial statements.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters is represented by the contractual or notional amount of those instruments.  The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the Balance Sheets.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation.

At March 31, 2019 and December 31, 2018, the Bank had $1.1 million and $0.8 million of outstanding commitments to originate loans, respectively, all of which represents the balance of remaining funds to be disbursed on construction loans in process.

In the normal course of business, the Bank is involved in various legal proceedings.  In the opinion of management and counsel, the disposition or ultimate resolution of such proceedings would not have a material adverse effect on the Bank's financial statements.

Note 7 – Fair Values of Financial Instruments -

Fair Value Disclosures

The Bank uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  In accordance with FASB ASC 820, Fair Value Measurements, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based on quoted market prices.  However, in     many instances,   there are no quoted market prices for the Bank’s various financial instruments.

In cases where quoted market prices are not available, fair values are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, fair value estimates may not be realized in an immediate settlement of the instrument.

The fair value accounting guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under this guidance are described below.

Level 1 - Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 - Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include the following:

a.	Quoted prices for similar assets or liabilities in active markets;
b.

Quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers (for example, some brokered markets), or in which little information is released publicly (for example, a principal-to principal market);

c.

Inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates); and

d.	Inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level 3 - Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

Therefore, unobservable inputs shall reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Unobservable inputs shall be developed based on the best information available in the circumstances, which might include the reporting entity’s own data.

However, the reporting entity’s own data used to develop unobservable inputs shall be adjusted if information is reasonably available without undue cost and effort that indicates that market participants would use different assumptions.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Recurring Basis

Fair values of investment securities and mortgage-backed securities were primarily measured using information from a third-party pricing service. This pricing service provides information by utilizing evaluated pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data from market research publications.

The following tables present the balances of assets measured on a recurring basis as of March 31, 2019 and December 31, 2018.  The Bank did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
March 31, 2019:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage-Backed Securities
FHLMC	$2,957	$—	$2,957	$—
FNMA	210	—	210	—
GNMA	584	—	584	—
SBA 7a Pools	2,856	—	2,856	—
Total Investment Securities	$6,607	$—	$6,607	$—

	Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
December 31, 2018:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage-Backed Securities
FHLMC	$3,022	$—	$3,022	$—
FNMA	230	—	230	—
GNMA	620	—	620	—
SBA 7a Pools	1,909	—	1,909	—
Total Investment Securities	$5,781	$—	$5,781	$—

Non-recurring Basis

The Bank has segregated all financial assets and liabilities that are measured at fair value on a non-recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.  The Bank did not record any liabilities at fair value for which measurement of the fair value was made on a non-recurring basis.

The fair value of the impaired loans is measured at the fair value of the collateral for collateral-dependent loans.  Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens.  Repossessed assets are initially recorded at fair value less estimated costs to sell.  The fair value of repossessed assets is based on property appraisals and an analysis of similar properties available.  As such, the Bank records repossessed assets as Level 2.

FASB ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments for which it is practicable to estimate fair value, whether or not recognized in the balance sheet.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  The derived fair value estimates cannot be substantiated through comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  FASB ASC 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.  Further, the disclosures do not include estimated fair values for items which are not financial instruments but which represent significant value to the Bank, including core deposit intangibles and other fee-generating operations of the business.   Reasonable comparability of fair value estimates between financial institutions may not be possible due to the wide range of permitted valuation techniques and numerous assumptions involved.  The aggregate fair value amounts presented do not, and are not intended to, represent an aggregate measure of the underlying fair value of the Bank.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Interest-Bearing Deposits - The carrying amount is a reasonable estimate of fair value.

Investment Securities (including mortgage-backed securities) - For investment securities, including mortgage-backed securities, fair value equals quoted market price, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans - The fair value of loans is estimated using discounted cash flow analyses, using the interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Loans Held-for-Sale - The loans held-for sale are recorded at the lower of aggregate cost or market value which is a reasonable estimate of fair value.

FHLB Stock - The carrying amount is a reasonable estimate of fair value.

Cash Surrender Value of Life Insurance - The carrying amount is a reasonable estimate of fair value.

Accrued Interest Receivable and Accrued Interest Payable - The carrying amounts of accrued interest receivable and accrued interest payable approximate the fair values.

Deposits - The fair value of savings accounts and certain money market deposits is the amount payable on demand at the reporting date (carrying value).  The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities.

Advances from the FHLB - The fair values of the Advances from the FHLB are estimated using discounted cash flow analyses, based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

Loan Commitments - For commitments to extend credit, fair value considers the difference between current levels of interest rates and the committed rates.

The estimated fair values of the Bank’s financial instruments are as follows as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and Cash Equivalents	$2,983	$2,983	$3,090	$3,090
Interest-Bearing Deposits	750	750	750	750
Investment Securities	6,607	6,607	5,781	5,781
Loans - Net	80,681	82,187	81,072	81,442
Loans Held-for-Sale	230	230	533	533
Accrued Interest Receivable	351	351	337	337
FHLB Stock	1,386	1,386	1,376	1,376
Cash Surrender Value of Life Insurance	3,973	3,973	3,950	3,950
Financial Liabilities:
Deposits	59,009	58,668	56,183	55,507
Advances from FHLB	24,048	24,256	26,030	25,907
Accrued Interest Payable	157	157	136	136

The carrying amounts in the preceding table are included in the balance sheet under the applicable captions; accrued interest payable is included in accrued expenses and other liabilities in the balance sheet.  The contract or notional amounts of the Bank’s financial instruments with off balance sheet risk are disclosed in Note 6.

Note 8 – Plan of Conversion  -

On March 1, 2019, the Bank’s Board of Directors adopted a Plan of Conversion (the “Plan”) to convert from a federal mutual savings association to a capital stock savings association (the “Conversion”).  A new Maryland-chartered corporation, Eureka Homestead Bancorp, Inc. (the “Company”), was formed in February 2019, which, upon consummation of the Conversion and offering, will become the savings and loan holding company of the Bank. The Plan is subject to approval of the members of the Bank, which approval will be requested at a Special Meeting of Members on June 26, 2019. Additionally, the Plan is subject to the final approval of the Office of the Comptroller of the Currency (“OCC”) and the formation of the Company as the holding company of the Bank, upon consummation of the Conversion, is subject to the approval of the Board of Governors of the Federal Reserve System (“FRB”). As part of the Conversion and offering, the Company filed a registration statement with the U.S. Securities and Exchange Commission.  Upon receipt of the final approval of the OCC and the FRB and the consummation of the Conversion and offering, the Bank will become the wholly owned subsidiary of the Company, and the Company will issue and sell shares of its capital stock to eligible depositors of the Bank and the public pursuant to an independent valuation appraisal of the Bank and the Company on a converted basis that has been conducted by an independent appraisal firm that is experienced in appraising financial institutions in connection with mutual to stock conversions.

The cost of the Conversion and issuing the capital stock will be deferred and deducted from the proceeds of the offering.  In the event the Conversion and offering are not completed, any deferred costs will be charged to operations.  Through March 31, 2019, the Bank had incurred approximately $293,000 in conversion costs, which are included in prepaid expenses and other assets on the balance sheet.

In accordance with OCC regulations, at the time of the Conversion, the Bank will substantially restrict retained earnings by establishing a liquidation account.  The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank after the Conversion.  The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account.  In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.  The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at March 31, 2019 and results of operations and for the three months ended March 31, 2019 and 2018  is intended to assist in understanding the financial condition and results of operations of the Bank.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1  of this quarterly report on Form 10‑Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the asset quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the economic conditions in our market area;
•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);
•

significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;
•	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;
•	competition among depository and other financial institutions;
•	our success in increasing our one- to four-family residential real estate lending;
•	our ability to attract and maintain deposits and to grow our core deposits, and our success in introducing new financial products;

•	our ability to maintain our asset quality even as we continue to grow our loan portfolios;
•	our reliance in part on funding sources, including out-of-market jumbo deposits and borrowings, other than core deposits to support our operations;
•

changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans;
•	changes in consumer spending, borrowing and savings habits;
•	declines in the yield on our assets resulting from the current low interest rate environment;
•	risks related to a high concentration of loans secured by real estate located in our market area;
•

the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in the level of government support of housing finance;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•

changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•

changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;
•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;
•	the failure or security breaches of computer systems on which we depend;
•	the ability of key third-party service providers to perform their obligations to us;
•	changes in the financial condition or future prospects of issuers of securities that we own; and
•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Eureka Homestead Bancorp, Inc.’s Prospectus dated May 13, 2019, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 20, 2019.

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Total Assets. Total assets increased $333,000, or 0.3%, to $98.4 million at March 31, 2019 from $98.1 million at December 31, 2018. The increase resulted primarily from an increase of $826,000 in investment securities available-for-sale, offset in part by decreases in cash and cash equivalents of $107,000 and net loans of $391,000.

Net Loans.  Net loans decreased $391,000, or 0.5%, to $80.7 million at March 31, 2019 from $81.1 million at December 31, 2018. During the quarter ended March 31, 2019, one- to four-family residential real estate loans decreased $745,000, or 1.0%, to $74.4 million from $75.2 million at December 31, 2018, multifamily loans decreased $32,000, or 0.8%, to $4.1 million from $4.1 million at December 31, 2018, commercial real estate loans increased $385,000, or 32.8%, to $1.6 million from $1.2 million at December 31, 2018 and consumer loans increased $1,000, or 0.5%, to $212,000 from $211,000 at December 31, 2018.

Securities available-for-sale.  Investment securities available-for-sale, consisting of government-sponsored mortgage-backed securities and SBA 7a Pools backed by equipment and mortgage loans, increased $826,000, or 14.3%, to $6.6 million at March 31, 2019 from $5.8 million at December 31, 2018 as a result of securities purchases of $997,000 exceeding principal repayments of $171,000 during the three months ended March 31, 2019.

Bank-Owned Life Insurance. At March 31, 2019, our investment in bank-owned life insurance was $4.0 million, an increase of $23,000, or 0.6%, from $4.0 million at December 31, 2018. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations.  Bank-owned life insurance also generally provides us noninterest income that is non-taxable.  Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses.  Although our investment in bank-owned life insurance at March 31, 2019 is 30% of our Tier 1 capital plus our allowance for loan losses, we have not made any additional purchases of bank-owned life insurance since 2015.  After consummation of the offering and the additional capital from the net proceeds, we expect our investment in bank-owned life insurance to be below the 25% limit on a pro forma basis. If we continue to exceed the 25% limit, the banking regulators could require us to divest a portion of our investment in bank-owned life insurance which could result in our having to pay certain excise taxes upon the sale.

Deposits.  Deposits increased $2.8 million, or 5.0%, to $59.0 million at March 31, 2019 from $56.2 million at December 31, 2018. Savings accounts and money market accounts decreased $128,000, or 4.0%, to $3.1 million at March 31, 2019 from $3.2 million at December 31, 2018. Certificates of deposit increased $3.0 million, or 5.6%, to $56.0 million at March 31, 2019 from $53.0 million at December 31, 2018. The increase in certificates of deposit resulted primarily from increases in certificates of deposits derived from an online service, and from municipal certificates of deposit. We have utilized these non-retail funding sources to fund our loan origination and growth and to replace Federal Home Loan Bank advances as they mature.

Borrowings.  Borrowings, consisting entirely of Federal Home Loan Bank (FHLB) advances, decreased $2.0 million, or 7.6% to $24.0 million at March 31, 2019 from $26.0 million at December 31, 2018.

Total Equity.  Total equity increased $77,000, or 0.6%, to $12.3 million at March 31, 2019 from $12.2 million at December 31, 2018. The increase resulted primarily from net income of $43,000 and a reduction in accumulated other comprehensive income of $34,000 during the three months ended March 31, 2019.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018

General.  We had net income of $43,000 for the three months ended March 31, 2019, compared to $58,000 for the three months ended March 31, 2018, a decrease of $15,000.  The decrease in net income resulted from a decrease in net interest income of $60,000 and a decrease in the credit in the provision for loan losses of $2,000, offset, in part, by decreases in noninterest expense of $7,000 and income tax expense of $6,000 and by an increase of $34,000 in noninterest income.

Interest Income.  Interest income increased $50,000, or 5.7%, to $933,000 for the three months ended March 31, 2019 from $883,000 for the three months ended March 31, 2018. This increase was primarily attributable to a $35,000 increase in interest on loans receivable and a $15,000 increase in interest on other interest-earning assets. The average balance of loans increased $1.0 million, or 1.3%, to $80.3 million for the three months ended March 31, 2019 from $79.3 million for the three months ended March 31, 2018, and the average yield on loans increased 11 basis points to 4.37% for the three months ended March 31, 2019 from 4.26% for the three months ended March 31, 2018.   The average balance of investment securities increased $526,000, or 8.8%, to $6.5 million for the three months ended March 31, 2019 from $6.0 million for the three months ended March 21, 2018, while the average yield on investment securities increased 34 basis points to 2.28% for the three months ended March 31, 2019 from 1.94% for the three months ended March 31, 2018. The average balance of other interest-earning assets increased $488,000, or 18.0%, to $3.2 million for the three months ended March 31, 2019 from $2.7 million for the three months ended March 31, 2018, and the average yield on other interest-earning assets increased 65 basis points to 2.13% for the three months ended March 31, 2019 from 1.48% for the three months ended March 31, 2018.

Interest Expense. Total interest expense increased $110,000, or 30.7%, to $468,000 for the three months ended March 31, 2019 from $358,000 for the three months ended March 31, 2018.  The increase was primarily due to an increase of $95,000, or 50.8%, in interest expense on deposits. The average balance of interest-bearing deposits increased $2.0 million, or 3.8%, to $55.7 million for the three months ended March 31, 2019 from $53.7 million for the three months ended March 31, 2018, and the average cost of interest-bearing deposits increased 63 basis points to 2.02% for the three months ended March 31, 2019 from 1.39% for the three months ended March 31, 2018, reflecting the higher market interest rate environment. The average balance of FHLB advances decreased $184,000, or 0.7%, to $26.3 million for the three months ended March 31, 2019 from $26.5 million for the three months ended March 31, 2018. The average cost of these advances increased 25 basis points to 2.83% for the three months ended March 31, 2019 from 2.58% for the three months ended March 31, 2018.

Net Interest Income.  Net interest income decreased $60,000, or 11.4%, to $465,000 for the three months ended March 31, 2019 from $525,000 for the three months ended March 31, 2018. Average net interest-earning assets increased $2.1 million period to period. This increase was due primarily to increases in the average balances of loans and cash and cash equivalents period to period.  Our interest rate spread decreased to 1.87% for the three months ended March 31, 2019 from 2.23% for the three months ended March 31, 2018, and our net interest margin decreased to 2.07% for the three months ended March 31, 2019 from 2.39% for the three months ended March 31, 2018. The decreases in interest rate spread and net interest margin were primarily the result of an increasing interest rate environment for the three months ended March 31, 2019 resulting in our interest-bearing liabilities repricing at a faster rate than the yields on our interest-earning assets, the majority of which are long-term, fixed-rate loans.

Provision for Loan Losses.  We recorded a credit in the provision for loan losses of $9,000 for the three months ended March 31, 2019, compared to a $11,000 credit for the three months ended March 31, 2018. The decrease in the provision for loan losses for the three months ended March 31, 2019 compared to for the three months ended March 31, 2018 resulted from our analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Loan Losses.”  The allowance for loan losses was $850,000, or 1.06% of total loans, at March 31, 2019, compared to $850,000, or 1.05% of total loans, at December 31, 2018, and $850,000, or 1.07% of total loans, at March 31, 2018. Classified (substandard, doubtful and loss) loans decreased to $578,000 at March 31, 2019 from $580,000 at December 31, 2018 and $816,000 at March 31, 2018.  There were no non-performing loans at March 31, 2019 or December 31, 2018 compared to $223,000 at March 31, 2018.  Net recoveries for the three months ended March 31, 2019 and 2018 were $9,000 and $11,000, respectively.

Noninterest Income. Noninterest income increased $34,000, or 44.2%, to $111,000 for the three months ended March 31, 2019 from $77,000 for the three months ended March 31, 2018. The increase was primarily due to an increase of $47,000 in fees on loans sold. This increase was partially offset by decreases in income from life insurance of $8,000 and service charges and other income of $5,000.

Noninterest Expense.  Noninterest expense decreased $7,000, or 1.3%, to $537,000 for the three months ended March 31, 2019 from $544,000 for the three months ended March 31, 2018. The decrease was due primarily to a decrease of $15,000, or 4.2%, in salaries and employee benefits. The decrease resulted primarily from a lower annual salary for the Chief Executive Officer beginning in July 2018.  In accordance with our succession plan, in July 2018, Mr. Heintzen relinquished the role of President and the corresponding oversight of the day-to-day operations of Eureka Homestead, and was elected Chairman of the Board and began working off-site from the Bank’s office. At this time, Mr. Heintzen’s annual salary was temporarily decreased to $42,000, and it is expected to increase to an annual salary of $100,000 beginning July 2019. The decrease in noninterest expense also resulted from a decrease in other expenses of $6,000, or 11.1%. These decreases were offset, in part, by an increase of $12,000, or 25.0%, in occupancy expense.

Upon consummation of the conversion and stock offering, we expect noninterest expense to increase because of costs associated with operating as a public company, including the expected hiring of additional accounting personnel, and the increased compensation expenses associated with the purchase of shares of common stock by our employee stock ownership plan and the possible implementation of a stock-based benefit plan, if approved by our stockholders.

Income Tax Expense.  Income tax expense decreased $6,000 to $5,000 for the three months ended March 31, 2019 compared to $11,000 for the three months ended March 31, 2018. The decrease resulted from lower income before income taxes and deferred tax effects. The effective tax rate was 10.42% for the three months ended March 31, 2019 compared to 15.94% for the same quarter in 2018.

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from the sale of loans. We also have the ability to borrow from the FHLB. At March 31, 2019, we had $24.2 million outstanding in advances from the FHLB, and had the capacity to borrow approximately an additional $10.1 million from the FHLB and an additional $3.0 million on a line of credit with First National Bankers’ Bank, Baton Rouge, Louisiana at this date.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash (used in) provided by operating activities was ($9,000) and $666,000 for the three months ended March 31, 2019 and 2018, respectively. Net cash (used in) investing activities, which consists primarily of net change in loans receivable, net change in interest-bearing deposits and net change in investment securities, was ($393,000) and ($1.1 million) for the three months ended March 31, 2019 and 2018, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $295,000 and $1.8 million for the three months ended March 31, 2019 and 2018, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2019, the Bank exceeded all regulatory capital requirements with a Tier 1 leverage capital level of $12.4 million, or 12.69% of adjusted average total assets, which is above the well-capitalized required level of $4.9 million, or 5.0%; and total risk-based capital of $13.0 million, or 26.04% of risk-weighted assets, which is above the well-capitalized required level of $5.0 million, or 10.0%; and common equity Tier 1 capital of $12.4 million or 24.78% of risk weighted assets, which is above the well-capitalized required level of $3.2 million, or 6.5% of risk weighted assets. Accordingly, Eureka Homestead was categorized as well capitalized at March 31, 2019. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements. At March 31, 2019, we had $1.1 million of outstanding commitments to originate loans, all of which represents the balance of remaining funds to be disbursed on construction loans in process. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2019 total $35.6 million at March 31, 2019. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.Quantitative and Qualitative Disclosures About Market  Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings

The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s  or the Company’s  financial condition or results of operations.

Item 1A.Risk  Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)      There were no sales of unregistered securities during the period covered by this Report.

(b)      Not applicable.

(c)      There were no issuer repurchases of securities during the period covered by this Report.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUREKA HOMESTEAD BANCORP, INC.

Date: June 25, 2019	/s/ Alan T. Heintzen
Alan T. Heintzen
Chief Executive Officer

Date: June 25, 2019	/s/ Cecil A. Haskins, Jr.
Cecil A. Haskins, Jr.
President and Chief Financial Officer