Form 10-Q
period 2019-06-30
Eureka Homestead Bancorp, Inc.
filed 2019-08-13
CIK 1769725

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

OR

☐          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 000‑56071

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of August 13, 2019, 1,429,676 shares of the Company’s common stock, par value $0.01 per share, were issued and outstanding.

Eureka Homestead Bancorp, Inc.

Form 10‑Q

EXPLANATORY NOTE

Eureka Homestead Bancorp, Inc., a Maryland corporation (the “Company” or the “Registrant”), was formed on February  25, 2019 to serve as the savings and loan holding company for Eureka Homestead (the “Bank”) as part of the Bank’s mutual-to-stock conversion. As of June 30, 2019, the conversion had not been completed, and, as of that date, the Registrant had only a deposit in the Bank and a payable to the Bank each totaling $12.3 million related to the stock subscription.  Other than these funds, the Registrant had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Bank is included in this Quarterly Report.

Part I. – Financial Information

Item 1.Financial Statements

EUREKA HOMESTEAD

BALANCE SHEETS

JUNE 30, 2019 AND DECEMBER 31, 2018

(in thousands)

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)

ASSETS

Cash and Cash Equivalents	$14,584	$3,090
Interest-Bearing Deposits	750	750
Investment Securities	7,308	5,781
Loans Receivable, Net	79,935	81,072
Loans Held-for-Sale	200	533
Accrued Interest Receivable	352	337
Federal Home Loan Bank Stock	1,397	1,376
Premises and Equipment, Net	738	767
Cash Surrender Value of Life Insurance	3,997	3,950
Deferred Tax Asset	250	280
Prepaid Expenses and Other Assets	834	134
Total Assets	$110,345	$98,070

LIABILITIES AND EQUITY

Liabilities:
Deposits	$71,631	$56,183
Advances from Federal Home Loan Bank	23,066	26,030
Advance Payments by Borrowers for Taxes and Insurance	1,102	1,447
Accrued Expenses and Other Liabilities	2,147	2,171
Total Liabilities	97,946	85,831

Commitments and Contingencies (Note 6)

Equity:
Retained Earnings	12,402	12,335
Accumulated Other Comprehensive Loss	(3)	(96)
Total Equity	12,399	12,239
Total Liabilities and Equity	$110,345	$98,070

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (Unaudited)

(in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Interest Income:
Loans Receivable	$878	$841	$1,756	$1,685
Investment Securities	41	27	78	55
Interest-Bearing Deposits	19	12	36	22
Total Interest Income	938	880	1,870	1,762
Interest Expense:
Deposits	330	216	611	403
Advances from Federal Home Loan Bank	166	178	352	349
Total Interest Expense	496	394	963	752
Net Interest Income	442	486	907	1,010

Provision (Credit) for Loan Losses	—	—	(9)	(11)
Net Interest Income After Provision (Credit) for Loan Losses	442	486	916	1,021

Non-Interest Income:
Service Charges and Other Income	22	24	43	54
Fees on Loans Sold	105	86	172	103
Income from Life Insurance	24	28	47	59
Total Non-Interest Income	151	138	262	216

Non-Interest Expenses:
Salaries and Employee Benefits	352	376	687	726
Occupancy Expense	74	52	135	100
FDIC Deposit Insurance Premium and Examination Fees	17	19	36	39
Data Processing	31	28	60	55
Accounting and Consulting	21	29	48	57
Other Real Estate Expense	—	—	—	1
Insurance	19	18	37	34
Legal fees	1	—	1	1
Other	54	46	102	100
Total Non-Interest Expenses	569	568	1,106	1,113
Income Before Income Tax Expense	24	56	72	124
Income Tax Expense	—	8	5	18
Net Income	$24	$48	$67	$106

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD

STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (Unaudited)

(in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Net Income	$24	$48	$67	$106

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	74	(26)	117	(84)
Income Tax Effect	(15)	6	(24)	18
Other Comprehensive Income (Loss), Net of Taxes	59	(20)	93	(66)
Comprehensive Income	$83	$28	$160	$40

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD

STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (Unaudited)

(in thousands)

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	(Loss)	Total
Balance, January 1, 2018	$12,040	$(103)	$11,937
Net Income	106	—	106
Other Comprehensive Loss	—	(66)	(66)
Balance, June 30, 2018	$12,146	$(169)	$11,977

Balance, January 1, 2019	$12,335	$(96)	$12,239
Net Income	67	—	67
Other Comprehensive Income	—	93	93
Balance, June 30, 2019	$12,402	$(3)	$12,399

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (Unaudited)

(in thousands)

	2019	2018
Cash Flows from Operating Activities:
Net Income	$67	$106
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Provision (Credit) for Loan Losses	(9)	(11)
Depreciation Expense	41	19
Amortization of FHLB Advance Prepayment Penalty	36	36
Provision for Deferred Income Taxes	23	24
Net Amortization of Premium/Discount on Mortgage-Backed Securities	10	7
Stock Dividend on Federal Home Loan Bank Stock	(21)	(15)
Net decrease (increase) in Loans Held-for-Sale	333	(570)
Changes in Assets and Liabilities:
Decrease (increase) in Accrued Interest Receivable	(15)	7
(Increase) in CSV of Life Insurance	(47)	(46)
(Increase) decrease in Prepaid Expenses and Other Assets	(723)	26
(Decrease) increase in Accrued Expenses and Other Liabilities	(24)	94
Net Cash (Used in) Provided by Operating Activities	(329)	(323)

Cash Flows from Investing Activities:
Net decrease (increase) in Loans	1,146	(2,083)
Purchases of Investment Securities	(1,991)	—
Proceeds from Sales, Calls and Principal Repayments of Investment Securities	577	557
Purchases of Premises and Equipment	(12)	(25)
Net Cash (Used in) Investing Activities	(280)	(1,551)

Cash Flows from Financing Activities:
Net Increase in Deposits	3,139	389
Net increase in Escrow from Stock Conversion	12,309	—
Advances from Federal Home Loan Bank	3,000	11,500
Payments on Advances from Federal Home Loan Bank	(6,000)	(6,529)
Net (Decrease) in Advance Payments by Borrowers for Taxes and Insurance	(345)	(234)
Net Cash Provided by Financing Activities	12,103	5,126
Net (Decrease) Increase in Cash and Cash Equivalents	11,494	3,252

Cash and Cash Equivalents at Beginning of Period	3,090	713
Cash and Cash Equivalents at End of Period	$14,584	$3,965

Supplemental Disclosures for Cash Flow Information:
Cash Paid for:
Interest	$943	$740

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain/Loss on Investment Securities	$117	$(84)

The accompanying notes are an integral part of these financial statements.

Eureka Homestead

Form 10‑Q

EUREKA HOMESTEAD

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and six-month periods ended June 30, 2019 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2018 included in the Form S-1 of Eureka Homestead Bancorp, Inc. as filed with the Securities and Exchange Commission (“SEC”). Reference is made to the accounting policies of the Bank described in the Notes to the Financial Statements contained in the Form S-1.

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

Note 2 – Recent Accounting Pronouncements -

Emerging Growth Company Status

Eureka Homestead Bancorp, Inc. (the “Company”) qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Company is an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies. An emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement. The Company has elected to use the extended transition period described above and intends to maintain its emerging growth company status as allowed under the JOBS Act.

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

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842), Conforming Amendments Related to Leases. This ASU amends the codification regarding leases in order to increase transparency and comparability. The ASU requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The FASB, in July 2019, discussed the issuance of a proposal to delay the effective date of this ASU for Emerging Growth Companies to fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021.  The exposure draft is anticipated to be issued in the third quarter of 2019.  The adoption of this ASU is not expected to have a material effect on the Bank’s Financial Statements.

In September 2016, the FASB issued ASU 2016‑13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on expected credit losses (“ECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (eg. loans and held to maturity securities), including certain off-balance sheet financial instruments (eg. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The ECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the ECL. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The FASB, in July 2019, discussed the issuance of a proposal to delay the effective date of this ASU for Emerging Growth Companies to fiscal years beginning after December 15, 2022, and interim periods within fiscal years beginning after December 15, 2023.  The exposure draft is anticipated to be issued in the third quarter of 2019.  The Bank is currently planning for the implementation of this accounting standard. It is too early to assess the impact this ASU will have on the Bank’s Financial Statements.

In August 2016, FASB issued ASU No. 2016‑15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify the proper classification for certain cash receipts and cash payments, including clarification on debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, among others. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Bank is currently assessing the amendment but does not anticipate it will have a material impact on the Bank’s Financial Statements.

In June 2018, FASB issued ASU No. 2018‑07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Bank is currently assessing the amendment but does not anticipate it will have a material impact on the Bank’s Financial Statements.

In August 2018, FASB issued ASU 2018‑13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements related to fair value. Certain provisions under ASU 2018‑13 require prospective application, while other provisions require retrospective application to all period presented in the financial statements upon adoption. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Bank is currently assessing the amendment but does not anticipate it will have a material impact on the Bank’s Financial Statements.

Note 3 – Investment Securities -

The amortized cost and fair values of investment securities available-for-sale were as follows:

		Gross	Gross
June 30, 2019:	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Mortgage-Backed Securities:
FHLMC	$3,792	$2	$(25)	$3,769
FNMA	189	1	—	190
GNMA	547	12	—	559
SBA 7a Pools	2,783	9	(2)	2,790
Total Investment Securities Available-for-Sale	$7,311	$24	$(27)	$7,308

		Gross	Gross
December 31, 2018:	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Mortgage-Backed Securities:
FHLMC	$3,139	$—	$(117)	$3,022
FNMA	232	—	(2)	230
GNMA	612	8	—	620
SBA 7a Pools	1,920	—	(11)	1,909
Total Investment Securities Available-for-Sale	$5,903	$8	$(130)	$5,781

All investment securities held on June 30, 2019 and December 31, 2018, were government-sponsored mortgage-backed or SBA pool securities.

The amortized cost and fair values of the investment securities available-for-sale at June 30, 2019, by contractual maturity, are shown below.  For mortgage-backed securities and SBA 7a pools, expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
June 30, 2019	Amortized	Fair
(in thousands)	Cost	Value
Amounts Maturing:
After One Year through Five Years	$1,087	$1,087
After Five Years through Ten Years	1,807	1,805
After Ten Years	4,417	4,416
	$7,311	$7,308

No investment securities were pledged to secure advances from the FHLB at June 30, 2019 and December 31, 2018.

Proceeds from sales and calls of available-for-sale investment securities were approximately $‑0‑ for the six months ended June 30, 2019 and $1,076,000 for the year ended December 31, 2018, resulting in approximately $‑0‑ and $55,000 realized losses for the six months ended June 30, 2019 and for year ended December 31, 2018, respectively.

Gross unrealized losses in investment securities at June 30, 2019 and December 31, 2018, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more, are as follows:

June 30, 2019
(in thousands)	Less Than 12 Months		12 Months or More		Totals
Security		Unrealized		Unrealized		Unrealized
Description	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Mortgage-Backed
Securities:
FHLMC	$897	$(1)	$2,269	$(24)	$3,166	$(25)
SBA 7a Pools	1,805	(2)	—	—	1,805	(2)
	$2,702	$(3)	$2,269	$(24)	$4,971	$(27)

December 31, 2018
(in thousands)	Less Than 12 Months		12 Months or More		Totals
Security		Unrealized		Unrealized		Unrealized
Description	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Mortgage-Backed
Securities:
FHLMC	$—	$—	$3,022	$(117)	$3,022	$(117)
FNMA	230	(2)	—	—	230	(2)
SBA 7a Pools	1,909	(11)	—	—	1,909	(11)
	$2,139	$(13)	$3,022	$(117)	$5,161	$(130)

Management evaluates securities for other-than temporary impairment on a periodic and regular basis, as well as when economic or market concerns warrant such evaluation. No declines at June 30, 2019 and December 31, 2018, were deemed to be other-than-temporary.

In analyzing an issuer’s financial condition, management considers whether the federal government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial statements.

Note 4 – Loans Receivable and the Allowance for Loan Losses -

Loans receivable at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30,	December 31,
(in thousands)	2019	2018
Mortgage Loans
1-4 Family	$74,166	$75,185
Multifamily	4,048	4,117
Commercial real estate	1,147	1,175
Consumer Loans	210	211
	79,571	80,688
Plus (Less):
Unamortized Loan Fees/Costs	1,214	1,234
Allowance for Loan Losses	(850)	(850)
Net Loans Receivable	$79,935	$81,072

The performing mortgage loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at June 30, 2019 and December 31, 2018.

Management segregates the loan portfolio into portfolio segments which is defined as the level at which the Bank develops and documents a systematic method for determining its allowance for loan losses.  The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate.  The following tables set forth, as of June 30, 2019 and December 31, 2018, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually.  The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Loan Losses and Recorded Investment in Loans Receivable
June 30, 2019 (in thousands)

			Mortgage-
	Mortgage-	Mortgage-	Commercial
	1-4 Family	Multifamily	Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$807	$31	$12	$—	$850
Charge-Offs	—	—	—	—	—
Recoveries	9	—	—	—	9
Provision	(7)	(1)	(1)	—	(9)
Ending Balance	$809	$30	$11	$—	$850

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$809	$30	$11	$—	$850

Loans Receivable:
Ending Balance	$74,166	$4,048	$1,147	$210	$79,571

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$74,166	$4,048	$1,147	$210	$79,571

The allowance for loan losses for Mortgage 1‑4 Family Loans of $809,000 includes an unallocated portion of $439,000 as of June 30, 2019.

Allowance for Loan Losses and Recorded Investment in Loans Receivable
December 31, 2018 (in thousands)

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

At June 30, 2019 and December 31, 2018, loan balances outstanding on non-accrual status amounted to $‑0‑ and $‑0‑, respectively.  The Bank considers loans more than 90 days past due and on nonaccrual as nonperforming loans.

At June 30, 2019 and December 31, 2018, the credit quality indicators (performing and nonperforming loans), disaggregated by class of loan, are as follows:

Credit Quality Indicators - Credit Risk Profile Based on Payment Activity at June 30, 2019 (in thousands)

		Non-
	Performing	Performing	Total
Mortgage Loans:
1 to 4 Family	$74,166	$—	$74,166
Multifamily	4,048	—	4,048
Commercial real estate	1,147	—	1,147
Non-Mortgage Loans:
Consumer	210	—	210
Total	$79,571	$—	$79,571

Credit Quality Indicators - Credit Risk Profile Based on Payment Activity at December 31, 2018 (in thousands)

		Non-
	Performing	Performing	Total
Mortgage Loans:
1 to 4 Family	$75,185	$—	$75,185
Multifamily	4,117	—	4,117
Commercial real estate	1,175	—	1,175
Non-Mortgage Loans:
Consumer	211	—	211
Total	$80,688	$—	$80,688

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of June 30, 2019 and December 31, 2018. There were no loans over 90 days past due and still accruing as of June 30, 2019 and December 31, 2018.

Aged Analysis of Past Due Loans Receivable at June 30, 2019 (in thousands)

	30-59	60-89	90 Days or			Total
	Days	Days	Greater	Total		Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Mortgage Loans:
1 to 4 Family	$181	$—	$—	$181	$73,985	$74,166
Multifamily	—	—	—	—	4,048	4,048
Commercial real estate	—	—	—	—	1,147	1,147
Non-Mortgage Loans:
Consumer	—	—	—	—	210	210
Total	$181	$—	$—	$181	$79,390	$79,571

Aged Analysis of Past Due Loans Receivable at December 31, 2018 (in thousands)

	30-59	60-89	90 Days or			Total
	Days	Days	Greater	Total		Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Mortgage Loans:
1 to 4 Family	$227	$171	$—	$398	$74,787	$75,185
Multifamily	—	—	—	—	4,117	4,117
Commercial real estate	—	—	—	—	1,175	1,175
Non-Mortgage Loans:
Consumer	—	—	—	—	211	211
Total	$227	$171	$—	$398	$80,290	$80,688

The following is a summary of information pertaining to impaired loans as of June 30, 2019 and December 31, 2018.

Impaired Loans

June 30, 2019

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

The Bank had no troubled debt restructurings as of June 30, 2019 and December 31, 2018 or any that defaulted subsequent to the restructuring through the date the financial statements were issued.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as of January 1, 2015, of total capital, tier 1 capital, and common equity tier 1 capital to risk-weighted assets (as defined in the regulations), and leverage capital, which is tier 1 capital to adjusted average total assets (as defined). Management believes, as of June 30, 2019 and December 31, 2018, that the Bank meets all the capital adequacy requirements to which it is subject.

As of June 30, 2019 and December 31, 2018, the most recent notifications from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To remain categorized as well capitalized, the Bank will have to maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and leveraged capital ratios as disclosed in the table below.  There are no conditions or events since the most recent notification that management believes have changed the Bank’s category.  The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
June 30, 2019:	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk Based Capital
(to Risk Weighted Assets)	$13,058	24.94%	$4,189	8.00%	$5,236	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$12,402	23.68%	$3,142	6.00%	$4,189	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$12,402	23.68%	$2,356	4.50%	$3,404	6.50%
Tier 1 Leverage Capital
(to Adjusted Total Assets)	$12,402	12.56%	$3,950	4.00%	$4,938	5.00%

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2018:	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk Based Capital
(to Risk Weighted Assets)	$12,961	25.98%	$3,992	8.00%	$4,990	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$12,335	24.72%	$2,994	6.00%	$3,992	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$12,335	24.72%	$2,245	4.50%	$3,243	6.50%
Tier 1 Leverage Capital
(to Adjusted Total Assets)	$12,335	12.23%	$4,035	4.00%	$5,044	5.00%

A reconciliation of the Bank’s capital determined under GAAP to Total Capital, Tier 1 Capital, Common Equity Tier 1 Capital and Tier 1 Leverage Capital for June 30, 2019 and December 31, 2018, is as follows:

(in thousands)	June 30, 2019	December 31, 2018
Total Equity	$12,399	$12,239
Unrealized Losses on Securities
Available for Sale, Net	3	96

Tangible, Tier 1 Capital and Common Equity Tier 1	12,402	12,335
Allowance for Loan Losses Included in Capital	656	626
Total Capital	$13,058	$12,961

The specific reserves included in the Allowance for Loan Losses were not significant as of June 30, 2019 and December 31, 2018.

Note 6 – Commitments and Contingencies  -

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

At June 30, 2019 and December 31, 2018, the Bank had $0.8 million and $0.8 million of outstanding commitments to originate loans, respectively, all of which represents the balance of remaining funds to be disbursed on construction loans in process.

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

The following tables present the balances of assets measured on a recurring basis as of June 30, 2019 and December 31, 2018.  The Bank did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
June 30, 2019:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage-Backed Securities
FHLMC	$3,769	$—	$3,769	$—
FNMA	190	—	190	—
GNMA	559	—	559	—
SBA 7a Pools	2,790	—	2,790	—
Total Investment Securities	$7,308	$—	$7,308	$—

	Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
December 31, 2018:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage-Backed Securities
FHLMC	$3,022	$—	$3,022	$—
FNMA	230	—	230	—
GNMA	620	—	620	—
SBA 7a Pools	1,909	—	1,909	—
Total Investment Securities	$5,781	$—	$5,781	$—

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

The estimated fair values of the Bank’s financial instruments are as follows as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and Cash Equivalents	$14,584	$14,584	$3,090	$3,090
Interest-Bearing Deposits	750	750	750	750
Investment Securities	7,308	7,308	5,781	5,781
Loans - Net	79,935	82,768	81,072	81,442
Loans Held-for-Sale	200	200	533	533
Accrued Interest Receivable	352	352	337	337
FHLB Stock	1,397	1,397	1,376	1,376
Cash Surrender Value of Life Insurance	3,997	3,997	3,950	3,950
Financial Liabilities:
Deposits	71,631	71,327	56,183	55,507
Advances from FHLB	23,066	23,555	26,030	25,907
Accrued Interest Payable	2,147	2,147	136	136

The carrying amounts in the preceding table are included in the balance sheet under the applicable captions; accrued interest payable is included in accrued expenses and other liabilities in the balance sheet.  The contract or notional amounts of the Bank’s financial instruments with off balance sheet risk are disclosed in Note 6.

Note 8 – Plan of Conversion  -

On March 1, 2019, the Bank’s Board of Directors adopted a Plan of Conversion (the “Plan”) to convert from a federal mutual savings association to a capital stock savings association (the “Conversion”).  A new Maryland-chartered corporation, Eureka Homestead Bancorp, Inc. (the “Company”), was formed in February 2019, which, upon consummation of the Conversion and offering, became the savings and loan holding company of the Bank. The Plan was approved by the members of the Bank at a Special Meeting of Members on June 26, 2019. The Plan received all of the required regulatory approvals, and the Bank’s mutual to stock conversion and the Company’s stock offering were consummated on July 9, 2019.  In the offering, the Company sold 1,429,676 shares of common stock at a per share price of $10.00 for gross offering proceeds of $14,296,760.

The cost of the Conversion and issuing the capital stock was deferred and deducted from the proceeds of the offering.  Through June 30, 2019, the Bank had incurred approximately $657,000 in conversion costs, which are included in prepaid expenses and other assets on the balance sheet.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at June 30, 2019 and results of operations and for the six months ended June 30, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10‑Q.

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

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Total Assets. Total assets increased $12.2 million, or 12.5%, to $110.3 million at June 30, 2019 from $98.1 million at December 31, 2018. The increase was due primarily to an increase of $11.5 million in cash and cash equivalents resulting primarily from subscription funds received in the stock offering, and increases of $1.5 million in investment securities available-for-sale and $700,000 in prepaid expenses and other assets, offset in part by a decrease in net loans of $1.2 million.

Net Loans. Net loans decreased $1.2 million, or 1.4%, to $79.9 million at June 30, 2019 from $81.1 million at December 31, 2018. During the six months ended June 30, 2019, one- to four-family residential real estate loans decreased $1.0 million, or 1.4%, to $74.2 million from $75.2 million at December 31, 2018, multifamily loans decreased $69,000, or 1.7%, to $4.0 million from $4.1 million at December 31, 2018, commercial real estate loans decreased $28,000, or 2.4%, to $1.1 million from $1.2 million at December 31, 2018 and consumer loans decreased $1,000, or 0.5%, to $210,000 from $211,000 at December 31, 2018.

Securities available-for-sale. Investment securities available-for-sale, consisting of government-sponsored mortgage-backed securities and SBA 7a pools backed by equipment and mortgage loans, increased $1.5 million, or 26.4%, to $7.3 million at June 30, 2019 from $5.8 million at December 31, 2018 as a result of securities purchases of $2.0 million exceeding principal repayments of $577,000 during the six months ended June 30, 2019.

Bank-Owned Life Insurance. At June 30, 2019, our investment in bank-owned life insurance was $4.0 million, an increase of $47,000, or 1.2%, from $3.9 million at December 31, 2018. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. Although our investment in bank-owned life insurance at June 30, 2019 is 30% of our Tier 1 capital plus our allowance for loan losses, we have not made any additional purchases of bank-owned life insurance since 2015. After consummation of the offering and the additional capital from the net proceeds, our investment in bank-owned life insurance is below the 25% limit on a pro forma basis. If in the future we continue to exceed the 25% limit, the banking regulators could require us to divest a portion of our investment in bank-owned life insurance which could result in our having to pay certain excise taxes upon the sale.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased $700,000, or 522.4%, to $834,000 at June 30, 2019 from $134,000 at December 31, 2018. The increase resulted principally from an increase of $649,000 in deferred expenses in connection with the impending mutual to stock conversion.

Deposits. Deposits increased $15.4 million, or 27.5%, to $71.6 million at June 30, 2019 from $56.2 million at December 31, 2018. Savings accounts and money market accounts increased $12.0 million, or 377.6%, to $15.2 million at June 30, 2019 from $3.2 million at December 31, 2018 primarily due to the $12.3 million received and placed in an interest-bearing escrow for the stock offering. Certificates of deposit increased $3.4 million, or 6.4%, to $56.4 million at June 30, 2019 from $53.0 million at December 31, 2018. The increase in certificates of deposit resulted primarily from increases in local retail certificates of deposit and certificates of deposit derived from an online service. We have utilized the non-retail funding sources to fund our loan origination and growth and to replace Federal Home Loan Bank advances as they mature.

Borrowings. Borrowings, consisting entirely of Federal Home Loan Bank (FHLB) advances, decreased $3.0 million, or 11.4% to $23.1 million at June 30, 2019 from $26.0 million at December 31, 2018.

Total Equity. Total equity increased $160,000, or 1.3%, to $12.4 million at June 30, 2019 from $12.2 million at December 31, 2018. The increase resulted primarily from net income of $67,000 and a reduction in accumulated other comprehensive loss of $93,000 during the six months ended June 30, 2019.

Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018

General. We had net income of $24,000 for the three months ended June 30, 2019, compared to $48,000 for the three months ended June 30, 2018, a decrease of $24,000. The decrease in net income resulted from a decrease in net interest income of $44,000, offset, in part, by a  decrease in income tax expense of $8,000 and by an increase of $13,000 in noninterest income.

Interest Income. Interest income increased $58,000, or 6.6%, to $938,000 for the three months ended June 30, 2019 from $880,000 for the three months ended June 30, 2018. This increase was primarily attributable to a $37,000 increase in interest on loans receivable and a $21,000 increase in interest on other interest-earning assets. The average balance of loans increased $245,000, or 0.3%, to $80.1 million for the three months ended June 30, 2019 from $79.8 million for the three months ended June 30, 2018, and the average yield on loans increased 18 basis points to 4.39% for the three months ended June 30, 2019 from 4.21% for the three months ended June 30, 2018.  The average balance of investment securities increased $907,000, or 16.0%, to $6.6 million for the three months ended June 30, 2019 from $5.7 million for the three months ended June 30, 2018, while the average yield on investment securities increased 59 basis points to 2.50% for the three months ended June 30, 2019 from 1.91% for the three months ended June 30, 2018. The average balance of other interest-earning assets increased $774,000, or 27.2%, to $3.6 million for the three months ended June 30, 2019 from $2.8 million for the three months ended June 30, 2018, and the average yield on other interest-earning assets increased 41 basis points to 2.10% for the three months ended June 30, 2019 from 1.69% for the three months ended June 30, 2018.

Interest Expense. Total interest expense increased $102,000, or 25.9%, to $496,000 for the three months ended June 30, 2019 from $394,000 for the three months ended June 30, 2018. The increase was primarily due to an increase of $114,000, or 52.8%, in interest expense on deposits. This increase was partially offset by a decrease of $12,000 or 6.7% in interest expense on advances from FHLB. The average balance of interest-bearing deposits increased $5.7 million, or 10.5%, to $60.2 million for the three months ended June 30, 2019 from $54.5 million for the three months ended June 30, 2018, and the average cost of interest-bearing deposits increased 60 basis points to 2.19% for the three months ended June 30, 2019 from 1.59% for the three months ended June 30, 2018, reflecting the higher market interest rate environment. The average balance of FHLB advances decreased $3.6 million, or 13.5%, to $23.0 million for the three months ended June 30, 2019 from $26.6 million for the three months ended June 30, 2018. The average cost of these advances increased 21 basis points to 2.88% for the three months ended June 30, 2019 from 2.67% for the three months ended June 30, 2018.

Net Interest Income.  Net interest income decreased $44,000, or 9.1%, to $442,000 for the three months ended June 30, 2019 from $486,000 for the three months ended June 30, 2018. Average net interest-earning assets increased $1.9 million period to period. This increase was due primarily to increases in the average balances of loans, investment securities and cash and cash equivalents period to period. Our interest rate spread decreased to 1.78% for the three months ended June 30, 2019 from 2.04% for the three months ended June 30, 2018, and our net interest margin decreased to 1.96% for the three months ended June 30, 2019 from 2.20% for the three months ended June 30, 2018. The decreases in interest rate spread and net interest margin were primarily the result of an increasing interest rate environment for the three months ended June 30, 2019 resulting in our interest-bearing liabilities repricing at a faster rate than the yields on our interest-earning assets, the majority of which are long-term, fixed-rate loans.

Provision for Loan Losses. There were no provisions for loan losses for the three months ended June 30, 2019 and 2018. The allowance for loan losses was $850,000, or 1.07% of total loans, at June 30, 2019, compared to $850,000, or 1.05% of total loans, at December 31, 2018, and $850,000, or 1.07% of total loans, at June 30, 2018. Classified (substandard, doubtful and loss) loans decreased to $573,000 at June 30, 2019 from $580,000 at December 31, 2018 and

$804,000 at June 30, 2018. There were no non-performing loans at June 30, 2019 or December 31, 2018 compared to $216,000 at June 30, 2018. There were no charge-offs or recoveries for the three months ended June 30, 2019 and 2018.

Noninterest Income. Noninterest income increased $13,000, or 9.4%, to $151,000 for the three months ended June 30, 2019 from $138,000 for the three months ended June 30, 2018. The increase was primarily due to an increase of $19,000 in fees on loans sold. This increase was partially offset by decreases in income from life insurance of $4,000 and service charges and other income of $2,000.

Noninterest Expense. Noninterest expense increased $1,000, or 0.2%, to $569,000 for the three months ended June 30, 2019 from $568,000 for the three months ended June 30, 2018. There was a decrease of $24,000, or 6.4%, in salaries and employee benefits. The decrease resulted primarily from a lower annual salary for the Chief Executive Officer beginning in July 2018. In accordance with our succession plan, in July 2018, Mr. Heintzen relinquished the role of President and the corresponding oversight of the day-to-day operations of Eureka Homestead, and was elected Chairman of the Board and began working off-site from the Bank’s office. At this time, Mr. Heintzen’s annual salary was temporarily decreased to $42,000, and it is expected to increase to an annual salary of $113,000 beginning July 2019. This decrease was offset by an increase of $22,000, or 42.3%, in occupancy expense.

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

Income Tax Expense. Income tax expense decreased $8,000 to $-0- for the three months ended June 30, 2019 compared to $8,000 for the three months ended June 30, 2018. The decrease resulted from lower income before income taxes and deferred tax effects. The effective tax rate was 0.00% for the three months ended June 30, 2019 compared to 14.29% for the same quarter in 2018.

Comparison of Operating Results for the Six Months Ended June 30, 2019 and 2018

General. We had net income of $67,000 for the six months ended June 30, 2019, compared to $106,000 for the six months ended June 30, 2018, a decrease of $39,000. The decrease in net income resulted from a decrease in net interest income of $103,000 and a decrease in the credit in the provision for loan losses of $2,000, offset, in part, by decreases in noninterest expense of $7,000 and income tax expense of $13,000 and by an increase of $46,000 in noninterest income.

Interest Income. Interest income increased $108,000, or 6.1%, to $1.9 million for the six months ended June 30, 2019 from $1.8 million for the six months ended June 30, 2018. This increase was primarily attributable to a $71,000 increase in interest on loans receivable and a $37,000 increase in interest on other interest-earning assets. The average balance of loans increased $576,000, or 0.7%, to $80.2 million for the six months ended June 30, 2019 from $79.6 million for the six months ended June 30, 2018, and the average yield on loans increased 15 basis points to 4.38% for the six months ended June 30, 2019 from 4.23% for the six months ended June 30, 2018.  The average balance of investment securities increased $717,000, or 12.3%, to $6.5 million for the six months ended June 30, 2019 from $5.8 million for the six months ended June 30, 2018, while the average yield on investment securities increased 50 basis points to 2.39% for the six months ended June 30, 2019 from 1.89% for the six months ended June 30, 2018. The average balance of other interest-earning assets increased $632,000, or 22.8%, to $3.4 million for the six months ended June 30, 2019 from $2.8 million for the six months ended June 30, 2018, and the average yield on other interest-earning assets increased 52 basis points to 2.11% for the six months ended June 30, 2019 from 1.59% for the six months ended June 30, 2018.

Interest Expense. Total interest expense increased $211,000, or 28.1%, to $963,000 for the six months ended June 30, 2019 from $752,000 for the six months ended June 30, 2018. The increase was primarily due to an increase of $208,000, or 51.6%, in interest expense on deposits. The average balance of interest-bearing deposits increased $3.9 million, or 7.2%, to $58.0 million for the six months ended June 30, 2019 from $54.1 million for the six months ended June 30, 2018, and the average cost of interest-bearing deposits increased 62 basis points to 2.11% for the six months ended June 30, 2019 from 1.49% for the six months ended June 30, 2018, reflecting the higher market interest rate environment. The average balance of FHLB advances decreased $1.9 million, or 7.2%, to $24.7 million for the six months ended June 30, 2019 from $26.6 million for the six months ended June 30, 2018. The average cost of these advances increased 22 basis points to 2.85% for the six months ended June 30, 2019 from 2.63% for the six months ended June 30, 2018.

Net Interest Income.  Net interest income decreased $103,000, or 10.2%, to $907,000 for the six months ended June 30, 2019 from $1.0 million for the six months ended June 30, 2018. Average net interest-earning assets increased $1.9 million period to period. This increase was due primarily to increases in the average balances of loans, investment securities and cash and cash equivalents period to period. Our interest rate spread decreased to 1.82% for the six months ended June 30, 2019 from 2.14% for the six months ended June 30, 2018, and our net interest margin decreased to 2.01% for the six months ended June 30, 2019 from 2.29% for the six months ended June 30, 2018. The decreases in interest rate spread and net interest margin were primarily the result of an increasing interest rate environment for the six months ended June 30, 2019 resulting in our interest-bearing liabilities repricing at a faster rate than the yields on our interest-earning assets, the majority of which are long-term, fixed-rate loans.

Provision for Loan Losses. We recorded a credit in the provision for loan losses of $9,000 for the six months ended June 30, 2019, compared to a $11,000 credit for the six months ended June 30, 2018. The allowance for loan losses was $850,000, or 1.07% of total loans, at June 30, 2019, compared to $850,000, or 1.05% of total loans, at December 31, 2018, and $850,000, or 1.07% of total loans, at June 30, 2018. Classified (substandard, doubtful and loss) loans decreased to $573,000 at June 30, 2019 from $580,000 at December 31, 2018 and $804,000 at June 30, 2018. There were no non-performing loans at June 30, 2019 or December 31, 2018 compared to $216,000 at June 30, 2018. Net recoveries for the six months ended June 30, 2019 and 2018 were $9,000 and $11,000, respectively.

Noninterest Income. Noninterest income increased $46,000, or 21.3%, to $262,000 for the six months ended June 30, 2019 from $216,000 for the six months ended June 30, 2018. The increase was primarily due to an increase of $69,000 in fees on loans sold. This increase was partially offset by decreases in income from life insurance of $12,000 and service charges and other income of $11,000.

Noninterest Expense. Noninterest expense decreased $7,000, or 0.6%, to $1.1 million for the six months ended June 30, 2019 from $1.1 million for the six months ended June 30, 2018. The decrease was due primarily to a decrease of $39,000, or 5.4%, in salaries and employee benefits. The decrease resulted primarily from a lower annual salary for the Chief Executive Officer beginning in July 2018. In accordance with our succession plan, in July 2018, Mr. Heintzen relinquished the role of President and the corresponding oversight of the day-to-day operations of Eureka Homestead, and was elected Chairman of the Board and began working off-site from the Bank’s office. At this time, Mr. Heintzen’s annual salary was temporarily decreased to $42,000, and it is expected to increase to an annual salary of $113,000 beginning July 2019. The decrease in noninterest expense also resulted from decreases in FDIC deposit insurance premium and examination fees of $3,000, or 7.7%, accounting and consulting fees of $9,000, or 15.8%, and other real estate expense of $1,000, or 100.0%. These decreases were offset, in part, by an increases of $35,000, or 35.0%, in occupancy expense, $5,000, or 9.1%, in data processing, $3,000, or 8.8%, in insurance expense and $2,000, or 2.0%, in other expenses.

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

Income Tax Expense. Income tax expense decreased $13,000 to $5,000 for the six months ended June 30, 2019 compared to $18,000 for the six months ended June 30, 2018. The decrease resulted from lower income before income taxes and deferred tax effects. The effective tax rate was 6.94% for the six months ended June 30, 2019 compared to 14.52% for the same quarter in 2018.

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from the sale of loans. We also have the ability to borrow from the FHLB. At June 30, 2019, we had $23.2 million outstanding in advances from the FHLB, and had the capacity to borrow approximately an additional $11.2 million from the FHLB and an additional $4.3 million on a line of credit with First National Bankers’ Bank, Baton Rouge, Louisiana at this date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash (used in) operating activities was ($329,000) and ($323,000) for the six months ended June 30, 2019 and 2018, respectively. Net cash (used in) investing activities, which consists primarily of net change in loans receivable, net change in interest-bearing deposits and net change in investment securities, was ($280,000) and ($1.6 million) for the six months ended June 30, 2019 and 2018, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $12.1 million and $5.1 million for the six months ended June 30, 2019 and 2018, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2019, the Bank exceeded all regulatory capital requirements with a Tier 1 leverage capital level of $12.4 million, or 12.56% of adjusted average total assets, which is above the well-capitalized required level of $4.9 million, or 5.0%; and total risk-based capital of $13.1 million, or 24.94% of risk-weighted assets, which is above the well-capitalized required level of $5.2 million, or 10.0%; and common equity Tier 1 capital of $12.4 million or 23.68% of risk weighted assets, which is above the well-capitalized required level of $3.4 million, or 6.5% of risk weighted assets. Accordingly, Eureka Homestead was categorized as well capitalized at June 30, 2019. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements. At June 30, 2019, we had $774,000 of outstanding commitments to originate loans, all of which represents the balance of remaining funds to be disbursed on construction loans in process. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2019 total $36.3 million at June 30, 2019. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.Quantitative and Qualitative Disclosures About Market  Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b)      On May  20, 2019,  Eureka Homestead Bancorp, Inc. (the “Company”) filed a Registration Statement on

Form S-1 with the Securities and Exchange Commission in connection with the mutual to stock conversion of Eureka Homestead and the Company’s related offering of common stock. The Registration Statement (File No. 333-230193) was declared effective by the Securities and Exchange Commission on May 13, 2019. The Company registered 1,429,676 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate offering price of $14.3 million. The stock offering commenced on May 21, 2019, and ended on June 19, 2019.

FIG Partners, LLC (“FIG”) was engaged to assist in the marketing of the common stock and records management services.

The stock offering resulted in gross proceeds of $14.3 million, through the sale of 1.43 million shares of common stock at a price of $10 per share. Expenses related to the offering were approximately $1.3 million, including $345,000 paid to FIG. Net proceeds of the offering were approximately $13.0 million.

The Company contributed approximately $6.5 million of the net proceeds of the offering to the Bank. In addition, $1.1 million of the net proceeds were used to fund the loan to the employee stock ownership plan and approximately $5.4 million of the net proceeds were retained by the Company. The net proceeds contributed to the Bank have been invested in cash and short term instruments. Over the long use the proceeds to increase loan production. The net proceeds retained by the Company have been deposited with the Bank.

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

EUREKA HOMESTEAD BANCORP, INC.

Date: August 13, 2019	/s/ Alan T. Heintzen
Alan T. Heintzen
Chief Executive Officer

Date: August 13, 2019	/s/ Cecil A. Haskins, Jr.
Cecil A. Haskins, Jr.
President and Chief Financial Officer