Form 10-Q
period 2019-09-30
Eureka Homestead Bancorp, Inc.
filed 2019-11-13
CIK 1769725

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

As of November 13, 2019, 1,429,676 shares of the Company’s common stock, par value $0.01 per share, were issued and outstanding.

Eureka Homestead Bancorp, Inc.

Form 10‑Q

Part I. – Financial Information

Item 1.Consolidated Financial Statements

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(in thousands)

	September 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)

ASSETS

Cash and Cash Equivalents	$9,621	$3,090
Interest-Bearing Deposits	1,998	750
Investment Securities	6,823	5,781
Loans Receivable, Net	80,520	81,072
Loans Held-for-Sale	2,702	533
Accrued Interest Receivable	337	337
Federal Home Loan Bank Stock	1,408	1,376
Premises and Equipment, Net	722	767
Cash Surrender Value of Life Insurance	4,020	3,950
Deferred Tax Asset	241	280
Prepaid Expenses and Other Assets	235	134
Total Assets	$108,627	$98,070

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits	$58,340	$56,183
Advances from Federal Home Loan Bank	23,584	26,030
Advance Payments by Borrowers for Taxes and Insurance	1,447	1,447
Accrued Expenses and Other Liabilities	790	2,171
Total Liabilities	84,161	85,831

Commitments and Contingencies (Note 7)

Shareholders' Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.01 par value, 9,000,000 shares authorized, 1,429,676 shares issued and outstanding	14	—
Additional Paid-in Capital	13,115	—
Unallocated Common Stock Held by:
Employee Stock Ownership Plan (ESOP)	(1,116)	—
Recognition and Retention Plan (RRP)	—	—
Retained Earnings	12,455	12,335
Accumulated Other Comprehensive Loss	(2)	(96)
Total Shareholders' Equity	24,466	12,239
Total Liabilities and Shareholders' Equity	$108,627	$98,070

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

(in thousands except for Earnings Per Share )

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Interest Income:
Loans Receivable	$865	$896	$2,622	$2,581
Investment Securities	45	26	123	81
Interest-Bearing Deposits	69	26	105	48
Total Interest Income	979	948	2,850	2,710
Interest Expense:
Deposits	333	245	944	647
Advances from Federal Home Loan Bank	167	201	519	551
Total Interest Expense	500	446	1,463	1,198
Net Interest Income	479	502	1,387	1,512

Provision (Credit) for Loan Losses	—	—	(9)	(11)
Net Interest Income After Provision (Credit) for Loan Losses	479	502	1,396	1,523

Non-Interest Income:
Service Charges and Other Income	28	21	74	75
Fees on Loans Sold	236	140	405	243
Income from Life Insurance	23	24	71	82
Total Non-Interest Income	287	185	550	400

Non-Interest Expenses:
Salaries and Employee Benefits	475	367	1,162	1,093
Occupancy Expense	60	55	195	154
FDIC Deposit Insurance Premium and Examination Fees	5	20	42	59
Data Processing	34	29	94	85
Accounting and Consulting	50	22	98	79
Other Real Estate Expense	—	—	—	1
Insurance	20	18	57	52
Legal fees	8	7	9	7
Other	53	52	155	153
Total Non-Interest Expenses	705	570	1,812	1,683
Income Before Income Tax Expense	61	117	134	240
Income Tax Expense	8	18	14	36
Net Income	$53	$99	$120	$204

Earnings Per Share: Basic	$0.04	N/A	$0.09	N/A

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

(in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Net Income	$53	$99	$120	$204

Other Comprehensive Income (Loss):
Unrealized Gain on Investment Securities	2	(25)	119	(108)
Income Tax Effect	(1)	5	(25)	23
Other Comprehensive Income (Loss), Net of Taxes	1	(20)	94	(85)
Comprehensive Income	$54	$79	$214	$119

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

(in thousands)

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income/(Loss)	Total
Balance, January 1, 2018	$—	$—	$—	$12,040	$(103)	$11,937
Net Income	—	—	—	204	—	204
Other Comprehensive (Loss)	—	—	—	—	(85)	(85)
Balance, September 30, 2018	$—	$—	$—	$12,244	$(188)	$12,056

Balance, January 1, 2019	$—	$—	$—	$12,335	$(96)	$12,239
Proceeds from Issuance of Common Stock	14	13,102	(1,144)	—	—	11,972
ESOP shares earned	—	13	28	—	—	41
Net Income	—	—	—	120	—	120
Other Comprehensive Income	—	—	—	—	94	94
Balance, September 30, 2019	$14	$13,115	$(1,116)	$12,455	$(2)	$24,466

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

(in thousands)

	2019	2018
Cash Flows from Operating Activities:
Net Income	$120	$204
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Provision (Credit) for Loan Losses	(9)	(11)
Depreciation Expense	64	30
Amortization of FHLB Advance Prepayment Penalty	54	54
Provision for Deferred Income Taxes	55	—
Net Amortization of Premium/Discount on Mortgage-Backed Securities	10	11
Stock Dividend on Federal Home Loan Bank Stock	(32)	(24)
Non-cash Compensation for ESOP	41	—
Net decrease (increase) in Loans Held-for-Sale	(2,169)	(161)
Changes in Assets and Liabilities:
Decrease (increase) in Accrued Interest Receivable	—	(1)
(Increase) in CSV of Life Insurance	(70)	(70)
(Increase) decrease in Prepaid Expenses and Other Assets	(101)	71
(Decrease) increase in Accrued Expenses and Other Liabilities	(1,416)	140
Net Cash (Used in) Provided by Operating Activities	(3,453)	243

Cash Flows from Investing Activities:
Net decrease (increase) in Loans	552	(2,181)
Purchases of Interest-Bearing Deposits	(1,748)	(1,000)
Proceeds from Maturities of Interest-Bearing Deposits	500	1,000
Purchases of Investment Securities	(1,991)	(1,976)
Proceeds from Sales, Calls and Principal Repayments of Investment Securities	1,061	909
Purchases of Premises and Equipment	(19)	(43)
Net Cash (Used in) Investing Activities	(1,645)	(3,291)

Cash Flows from Financing Activities:
Net Increase in Deposits	2,157	5,776
Proceeds from Stock Offering	13,116	—
Loan to ESOP for Purchase of Stock	(1,144)	—
Advances from Federal Home Loan Bank	5,000	11,500
Payments on Advances from Federal Home Loan Bank	(7,500)	(12,544)
Net (Decrease) in Advance Payments by Borrowers for Taxes and Insurance	—	126
Net Cash Provided by Financing Activities	11,629	4,858
Net (Decrease) Increase in Cash and Cash Equivalents	6,531	1,810

Cash and Cash Equivalents at Beginning of Period	3,090	713
Cash and Cash Equivalents at End of Period	$9,621	$2,523

Supplemental Disclosures for Cash Flow Information:
Cash Paid for:
Interest	$1,450	$1,169

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain/Loss on Investment Securities	$119	$175

The accompanying notes are an integral part of these financial statements.

Eureka Homestead Bancorp, Inc.

Form 10‑Q

EUREKA HOMESTEAD BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (Unaudited)

Note 1 – Basis of Presentation -

The accompanying unaudited consolidated financial statements of Eureka Homestead Bancorp, Inc. (the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month and nine month periods ended September 30, 2019 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2018 included in the Form S-1 of Eureka Homestead Bancorp, Inc. as filed with the Securities and Exchange Commission (“SEC”). Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Form S-1.

In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial condition, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

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

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers. The provisions of the update requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March, 2016 the FASB issued ASU 2016‑08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016‑10, Identifying Performance Obligations and Licensing, which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016‑12, Narrow-Scope Improvements and Practical

Expedients which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. This ASU also provides a practical expedient for contract modifications. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company is currently assessing the amendment but does not anticipate it will have a material impact on the Company’s Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016‑01, Financial Instruments - Overall (Subtopic 825‑ 10), Recognition and Measurement of Financial Assets and Financial Liabilities. The provisions of the update require equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. ASU No. 2016‑01 requires public business entities to use the price notion when measuring the fair value of financial instruments for disclosure purposes. It also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update requires separate presentation of financial assets and financial liabilities by category and form on the balance sheet or the accompanying notes to the financial statements. In addition, the update clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842), Conforming Amendments Related to Leases. This ASU amends the codification regarding leases in order to increase transparency and comparability. The ASU requires companies to recognize lease assets and liabilities on the balance sheet and disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The FASB, in July 2019, discussed the issuance of a proposal to delay the effective date of this ASU for Emerging Growth Companies to fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021.  The exposure draft is anticipated to be issued in the third quarter of 2019.  The adoption of this ASU is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In September 2016, the FASB issued ASU 2016‑13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g., loans and held to maturity securities), including certain off-balance sheet financial instruments (e.g., commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The CECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the CECL. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. For an emerging growth company, the amendments in this update, as amended through more recent related ASUs, are effective for fiscal years beginning after December 15, 2022, and interim periods within fiscal years beginning after December 15, 2023. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently planning for the implementation of this accounting standard. It is too early to assess the impact this ASU will have on the Company’s Consolidated Financial Statements.

In August 2016, FASB issued ASU No. 2016‑15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify the proper classification for certain cash receipts and cash payments, including clarification on debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, among others. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company is currently assessing the amendment but does not anticipate it will have a material impact on the Company’s Consolidated Financial Statements.

In September 2018, FASB issued ASU No. 2018‑07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently assessing the amendment but does not anticipate it will have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, FASB issued ASU 2018‑13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements related to fair value. Certain provisions under ASU 2018‑13 require prospective application, while other provisions require retrospective application to all period presented in the financial statements upon adoption. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the amendment but does not anticipate it will have a material impact on the Company’s Consolidated Financial Statements.

Note 3 – Earnings Per Share -

Basic earnings per share (“EPS”) represents income available to common shareholders divided by the weighted average number of common shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential common shares that may be issued by the Company relate to outstanding stock options.

Earnings per common share were computed based on the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands, except per share data)	2019	2019
Numerator:
Net income available to common shareholders	$53	$120

Denominator:
Common shares outstanding (Total issued, less unallocated ESOP shares)	1,318	1,318

Basic earnings per common share	$0.04	$0.09

Note 4 – Investment Securities -

The amortized cost and fair values of investment securities available-for-sale were as follows:

		Gross	Gross
September 30, 2019:	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Mortgage-Backed Securities:
FHLMC	$3,400	$—	$(17)	$3,383
FNMA	169	1	—	170
GNMA	526	12	—	538
SBA 7a Pools	2,731	7	(6)	2,732
Total Investment Securities Available-for-Sale	$6,826	$20	$(23)	$6,823

		Gross	Gross
December 31, 2018:	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Mortgage-Backed Securities:
FHLMC	$3,139	$—	$(117)	$3,022
FNMA	232	—	(2)	230
GNMA	612	8	—	620
SBA 7a Pools	1,920	—	(11)	1,909
Total Investment Securities Available-for-Sale	$5,903	$8	$(130)	$5,781

All investment securities held on September 30, 2019 and December 31, 2018, were government-sponsored mortgage-backed or SBA pool securities.

The amortized cost and fair values of the investment securities available-for-sale at September 30, 2019, by contractual maturity, are shown below. For mortgage-backed securities and SBA 7a pools, expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
September 30, 2019	Amortized	Fair
(in thousands)	Cost	Value
Amounts Maturing:
After One Year through Five Years	$828	$829
After Five Years through Ten Years	1,760	1,754
After Ten Years	4,238	4,240
	$6,826	$6,823

No investment securities were pledged to secure advances from the FHLB at September 30, 2019 and December 31, 2018.

Gross unrealized losses in investment securities at September 30, 2019 and December 31, 2018, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more, are as follows:

September 30, 2019
(in thousands)	Less Than 12 Months		12 Months or More		Totals
Security		Unrealized		Unrealized		Unrealized
Description	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Mortgage-Backed
Securities:
FHLMC	$1,231	$(5)	$2,152	$(12)	$3,383	$(17)
SBA 7a Pools	—	—	1,754	(6)	1,754	(6)
	$1,231	$(5)	$3,906	$(18)	$5,137	$(23)

December 31, 2018
(in thousands)	Less Than 12 Months		12 Months or More		Totals
Security		Unrealized		Unrealized		Unrealized
Description	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Mortgage-Backed
Securities:
FHLMC	$—	$—	$3,022	$(117)	$3,022	$(117)
FNMA	230	(2)	—	—	230	(2)
SBA 7a Pools	1,909	(11)	—	—	1,909	(11)
	$2,139	$(13)	$3,022	$(117)	$5,161	$(130)

Management evaluates securities for other-than temporary impairment on a periodic and regular basis, as well as when economic or market concerns warrant such evaluation. No declines at September 30, 2019 and December 31, 2018, were deemed to be other-than-temporary.

In analyzing an issuer’s financial condition, management considers whether the federal government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial statements.

Note 5 – Loans Receivable and the Allowance for Loan Losses -

Loans receivable at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30,	December 31,
(in thousands)	2019	2018
Mortgage Loans
1-4 Family	$75,225	$75,185
Multifamily	3,600	4,117
Commercial real estate	1,131	1,175
Consumer Loans	207	211
	80,163	80,688
Plus (Less):
Unamortized Loan Fees/Costs	1,207	1,234
Allowance for Loan Losses	(850)	(850)
Net Loans Receivable	$80,520	$81,072

The performing mortgage loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at September 30, 2019 and December 31, 2018.

Management segregates the loan portfolio into portfolio segments which is defined as the level at which the Company develops and documents a systematic method for determining its allowance for loan losses. The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate. The following tables set forth, as of September 30, 2019 and December 31, 2018, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Loan Losses and Recorded Investment in Loans Receivable
September 30, 2019 (in thousands)

			Mortgage-
	Mortgage-	Mortgage-	Commercial
	1-4 Family	Multifamily	Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$807	$31	$12	$—	$850
Charge-Offs	—	—	—	—	—
Recoveries	9	—	—	—	9
Provision	(4)	(4)	(1)	—	(9)
Ending Balance	$812	$27	$11	$—	$850

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$812	$27	$11	$—	$850

Loans Receivable:
Ending Balance	$75,225	$3,600	$1,131	$207	$80,163

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$75,225	$3,600	$1,131	$207	$80,163

The allowance for loan losses for Mortgage 1‑4 Family Loans of $812,000 includes an unallocated portion of $431,000 as of September 30, 2019.

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

At September 30, 2019 and December 31, 2018, loan balances outstanding on non-accrual status amounted to $‑0‑ and $‑0‑, respectively. The Company considers loans more than 90 days past due and on nonaccrual as nonperforming loans.

At September 30, 2019 and December 31, 2018, the credit quality indicators (performing and nonperforming loans), disaggregated by class of loan, are as follows:

Credit Quality Indicators - Credit Risk Profile Based on Payment Activity at September 30, 2019 (in thousands)

		Non-
	Performing	Performing	Total
Mortgage Loans:
1 to 4 Family	$75,225	$—	$75,225
Multifamily	3,600	—	3,600
Commercial real estate	1,131	—	1,131
Non-Mortgage Loans:
Consumer	207	—	207
Total	$80,163	$—	$80,163

Credit Quality Indicators - Credit Risk Profile Based on Payment Activity at December 31, 2018 (in thousands)

		Non-
	Performing	Performing	Total
Mortgage Loans:
1 to 4 Family	$75,185	$—	$75,185
Multifamily	4,117	—	4,117
Commercial real estate	1,175	—	1,175
Non-Mortgage Loans:
Consumer	211	—	211
Total	$80,688	$—	$80,688

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of September 30, 2019 and December 31, 2018. There were no loans over 90 days past due and still accruing as of September 30, 2019 and December 31, 2018.

Aged Analysis of Past Due Loans Receivable at September 30, 2019 (in thousands)

	30-59	60-89	90 Days or			Total
	Days	Days	Greater	Total		Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Mortgage Loans:
1 to 4 Family	$228	$—	$—	$228	$74,997	$75,225
Multifamily	—	—	—	—	3,600	3,600
Commercial real estate	—	—	—	—	1,131	1,131
Non-Mortgage Loans:
Consumer	—	—	—	—	207	207
Total	$228	$—	$—	$228	$79,935	$80,163

Aged Analysis of Past Due Loans Receivable at December 31, 2018 (in thousands)

	30-59	60-89	90 Days or			Total
	Days	Days	Greater	Total		Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Mortgage Loans:
1 to 4 Family	$227	$171	$—	$398	$74,787	$75,185
Multifamily	—	—	—	—	4,117	4,117
Commercial real estate	—	—	—	—	1,175	1,175
Non-Mortgage Loans:
Consumer	—	—	—	—	211	211
Total	$227	$171	$—	$398	$80,290	$80,688

The following is a summary of information pertaining to impaired loans as of September 30, 2019 and December 31, 2018.

Impaired Loans

September 30, 2019

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

The Company seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. Once modified in a trouble debt restructuring, a loan is generally considered impaired until its contractual maturity. At the time of the restructuring, the loan is evaluated for an asset-specific allowance for credit losses. The Company continues to specifically reevaluate the loan in subsequent periods, regardless of the borrower’s performance under the modified terms. If a borrower subsequently defaults on the loan after it is restructured, the Company provides an allowance for credit losses for the amount of the loan that exceeds the value of the related collateral.

The Company had no troubled debt restructurings as of September 30, 2019 and December 31, 2018 or any that defaulted subsequent to the restructuring through the date the financial statements were issued.

Note 6 – Regulatory Matters -

The Bank is subject to various regulatory capital requirements administered by its primary Federal regulator, the Office of the Comptroller of the Currency (OCC). Failure to meet the minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and the financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory reporting requirements. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as of January 1, 2015, of total capital, tier 1 capital, and common equity tier 1 capital to risk-weighted assets (as defined in the regulations), and leverage capital, which is tier 1 capital to adjusted average total assets (as defined). Management believes, as of September 30, 2019 and December 31, 2018, that the Bank meets all the capital adequacy requirements to which it is subject.

As of September 30, 2019 and December 31, 2018, the most recent notifications from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and leveraged capital ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank’s category. The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
September 30, 2019:	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk Based Capital
(to Risk Weighted Assets)	$19,709	38.49%	$4,096	8.00%	$5,120	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$19,067	37.24%	$3,072	6.00%	$4,096	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$19,067	37.24%	$2,304	4.50%	$3,328	6.50%
Tier 1 Leverage Capital
(to Adjusted Total Assets)	$19,067	17.72%	$4,305	4.00%	$5,381	5.00%

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2018:	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk Based Capital
(to Risk Weighted Assets)	$12,961	25.98%	$3,992	8.00%	$4,990	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$12,335	24.72%	$2,994	6.00%	$3,992	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$12,335	24.72%	$2,245	4.50%	$3,243	6.50%
Tier 1 Leverage Capital
(to Adjusted Total Assets)	$12,335	12.23%	$4,035	4.00%	$5,044	5.00%

A reconciliation of the Bank’s capital determined under GAAP to Total Capital, Tier 1 Capital, Common Equity Tier 1 Capital and Tier 1 Leverage Capital for September 30, 2019 and December 31, 2018, is as follows:

(in thousands)	September 30, 2019	December 31, 2018
Total Equity (Bank Only)	$19,065	$12,239
Unrealized Losses on Securities
Available for Sale, Net	2	96

Tangible, Tier 1 Capital and Common Equity Tier 1	19,067	12,335
Allowance for Loan Losses Included in Capital	642	626
Total Capital	$19,709	$12,961

The specific reserves included in the Allowance for Loan Losses were not significant as of September 30, 2019 and December 31, 2018.

Note 7 – Commitments and Contingencies -

In the normal course of business, the Company has outstanding commitments, such as commitments to extend credit, which are not included in the accompanying financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making such commitments as it does for instruments that are included in the Balance Sheets.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation.

At September 30, 2019 and December 31, 2018, the Company had $835,000 and $793,000 of outstanding commitments to originate loans, respectively, all of which represents the balance of remaining funds to be disbursed on construction loans in process. In recent years we have sold loans on an industry-standard, servicing-released basis. At September 30, 2019, there were mortgage loans sold to investors with limited recourse for certain periods after the date of sale totaling $6.2 million at the sale date. Recourse would apply if the borrower(s) default on any payment within the first four months of the mortgage loan and it remains in default for a period of 90 days, or if the mortgage loan prepays in full within 180 days of the sale date. Should an early payment default occur, Eureka Homestead shall, at its sole discretion, repurchase such mortgage loan from the purchaser at its current amortized balance plus the service release premium received or indemnify the purchaser by paying the service release premium received plus $5,000. Should a mortgage loan prepay in full within 180 days of the sale date, Eureka Homestead shall refund to the purchaser the servicing release premium paid. There have been mortgage loans sold that had an early payment default or that prepaid in full during the recourse period.

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management and counsel, the disposition or ultimate resolution of such proceedings would not have a material adverse effect on the Company's financial statements.

Note 8 – Fair Values of Financial Instruments -

Fair Value Disclosures

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with FASB ASC 820, Fair Value Measurements, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based on quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments.

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

The following tables present the balances of assets measured on a recurring basis as of September 30, 2019 and December 31, 2018. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
September 30, 2019:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage-Backed Securities
FHLMC	$3,383	$—	$3,383	$—
FNMA	170	—	170	—
GNMA	538	—	538	—
SBA 7a Pools	2,732	—	2,732	—
Total Investment Securities	$6,823	$—	$6,823	$—

	Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
December 31, 2018:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage-Backed Securities
FHLMC	$3,022	$—	$3,022	$—
FNMA	230	—	230	—
GNMA	620	—	620	—
SBA 7a Pools	1,909	—	1,909	—
Total Investment Securities	$5,781	$—	$5,781	$—

Non-recurring Basis

The Company has segregated all financial assets and liabilities that are measured at fair value on a non-recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a non-recurring basis.

The fair value of the impaired loans is measured at the fair value of the collateral for collateral-dependent loans. Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens. Repossessed assets are initially recorded at fair value less estimated costs to sell. The fair value of repossessed assets is based on property appraisals and an analysis of similar properties available. As such, the Company records repossessed assets as Level 2.

FASB ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments for which it is practicable to estimate fair value, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The derived fair value estimates cannot be substantiated through comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. FASB ASC 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Further, the disclosures do not include estimated fair values for items which are not financial instruments but which represent significant value to the Company, including core deposit intangibles and other fee-generating operations of the business.  Reasonable comparability of fair value estimates between financial institutions may not be possible due to the wide range of permitted valuation techniques and numerous assumptions involved. The aggregate fair value amounts presented do not, and are not intended to, represent an aggregate measure of the underlying fair value of the Company.

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

Advances from the FHLB - The fair values of the Advances from the FHLB are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Loan Commitments - For commitments to extend credit, fair value considers the difference between current levels of interest rates and the committed rates.

The estimated fair values of the Company’s financial instruments are as follows as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and Cash Equivalents	$9,621	$9,621	$3,090	$3,090
Interest-Bearing Deposits	1,998	1,998	750	750
Investment Securities	6,823	6,823	5,781	5,781
Loans - Net	80,520	84,025	81,072	81,442
Loans Held-for-Sale	2,702	2,702	533	533
Accrued Interest Receivable	337	337	337	337
FHLB Stock	1,408	1,408	1,376	1,376
Cash Surrender Value of Life Insurance	4,020	4,020	3,950	3,950
Financial Liabilities:
Deposits	58,340	59,344	56,183	55,507
Advances from FHLB	23,584	24,131	26,030	25,907
Accrued Interest Payable	790	790	136	136

The carrying amounts in the preceding table are included in the balance sheet under the applicable captions; accrued interest payable is included in accrued expenses and other liabilities in the balance sheet. The contract or notional amounts of the Company’s financial instruments with off balance sheet risk are disclosed in Note 7.

Note 9 – Change in Corporate Form -

On July 9, 2019, Eureka Homestead (the “Bank”) converted to a federal stock savings and loan association and established a stock holding company, Eureka Homestead Bancorp, Inc. (the “Company”), as parent of the Bank.

The Bank converted to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to the Company. The Bank became the wholly owned subsidiary of the Company, and the Company issued and sold shares of its capital stock pursuant to an independent valuation appraisal of the Bank and the Company. The stock was priced at $10.00 per share. In addition, the Bank’s board of directors adopted an employee stock ownership plan

(ESOP) which subscribed for 8% of the common stock sold in the offering. The Conversion was completed on July 9, 2019 and resulted in the issuance of 1,429,676 common shares by the Company. The cost of the Conversion and issuing the capital stock totaled $1.2 million and was deducted from the proceeds of the offering.

In accordance with OCC regulations, at the time of the Conversion, the Bank substantially restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that eligible holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation by the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

The Conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

Note 10 – Employee Stock Ownership Plan -

As part of the stock conversion, shares were purchased by the ESOP with a loan from Eureka Homestead Bancorp, Inc. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $41,000 for the three month period ended September 30, 2019.

The stock price when issued was $10 per share.  The fair value of the 112,000 unallocated shares was $1.4 million based on the average price of our common stock for the quarter ended September 30, 2019, of $12.13 per share.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at September 30, 2019 and results of operations and for the three and nine months ended September 30, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10‑Q.

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
•

the results of examinations by our regulators, including the possibility that our regulators may, among other things, have judgments different than management’s, and we may determine to increase our allowance or write down assets as a result of these regulatory examinations; change our regulatory capital position; limit our ability to borrow funds or maintain or increase deposits; or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

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

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Total Assets. Total assets increased $10.6 million, or 10.8%, to $108.6 million at September 30, 2019 from $98.1 million at December 31, 2018. The increase was due primarily to increases of $6.5 million in cash and cash equivalents and $1.2 million in interest-bearing deposits resulting primarily from funds received in the stock offering, and increases of $1.0 million in investment securities available-for-sale and $2.2 million in loans held-for-sale, offset in part by a decrease in net loans of $552,000.

Net Loans. Net loans decreased $552,000, or 0.7%, to $80.5 million at September 30, 2019 from $81.1 million at December 31, 2018. During the nine months ended September 30, 2019, one- to four-family residential real estate loans increased $40,000, or 0.1%, to $75.2 million from $75.2 million at December 31, 2018, multifamily loans decreased $517,000, or 12.6%, to $3.6 million from $4.1 million at December 31, 2018, commercial real estate loans decreased $44,000, or 3.7%, to $1.1 million from $1.2 million at December 31, 2018 and consumer loans decreased $4,000, or 1.9%, to $207,000 from $211,000 at December 31, 2018.

Interest-bearing deposits.  Interest-bearing deposits increased $1.2 million, or 166.4%, to $2.0 million at September 30, 2019 from $750,000 million at December 31, 2018 as a result of deposit purchases of $1.7 million exceeding maturities of $500,000 during the nine months ended September 30, 2019.

Securities available-for-sale. Investment securities available-for-sale, consisting of government-sponsored mortgage-backed securities and SBA 7a pools backed by equipment and mortgage loans, increased $1.0 million, or 18.0%, to $6.8 million at September 30, 2019 from $5.8 million at December 31, 2018 as a result of securities purchases of $2.0 million exceeding principal repayments of $1.1 million during the nine months ended September 30, 2019.

Bank-Owned Life Insurance. At September 30, 2019, our investment in bank-owned life insurance was $4.0 million, an increase of $70,000, or 1.8%, from $3.9 million at December 31, 2018. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased $101,000, or 75.4%, to $235,000 at September 30, 2019 from $134,000 at December 31, 2018. The increase resulted principally from an increase of $71,000 in fees receivable on loans sold.

Deposits. Deposits increased $2.2 million, or 3.8%, to $58.3 million at September 30, 2019 from $56.2 million at December 31, 2018. Savings accounts and money market accounts decreased $442,000, or 13.9%, to $2.7 million at September 30, 2019 from $3.2 million at December 31, 2018. Certificates of deposit increased $2.6 million, or 4.9%, to $55.6 million at September 30, 2019 from $53.0 million at December 31, 2018. The increase in certificates of deposit resulted primarily from increases in local retail certificates of deposit and certificates of deposit derived from an online service, offset in part by a reduction in deposits from municipalities. We have utilized the non-retail funding sources to fund our loan origination and growth and to replace Federal Home Loan Bank advances as they mature.

Borrowings. Borrowings, consisting entirely of Federal Home Loan Bank (FHLB) advances, decreased $2.4 million, or 9.4% to $23.6 million at September 30, 2019 from $26.0 million at December 31, 2018.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities decreased by $1.4 million, or 63.6%, to $790,000 at September 30, 2019 from $2.2 million at December 31, 2018.  The decrease resulted primarily from the payment in July 2019 of $1.4 million to terminate the Supplemental Executive Retirement Plans of the Chief Executive Officer and the President.

Total Equity. Total equity increased $12.2 million, or 99.9%, to $24.5 million at September 30, 2019 from $12.2 million at December 31, 2018. The increase resulted primarily from the $12.0 million net cash proceeds from the issuance of common stock, net income of $120,000 and a reduction in accumulated other comprehensive loss of $94,000 during the nine months ended September 30, 2019.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018

General. We had net income of $53,000 for the three months ended September 30, 2019, compared to $99,000 for the three months ended September 30, 2018, a decrease of $46,000. The decrease in net income resulted from a decrease in net interest income of $23,000, and an increase in noninterest expense of $135,000, offset, in part, by an increase of $102,000 in noninterest income.

Interest Income. Interest income increased $31,000, or 3.3%, to $979,000 for the three months ended September 30, 2019 from $948,000 for the three months ended September 30, 2018. This increase was primarily attributable to a $62,000 increase in interest on other interest-earning assets, offset in part by a $31,000 decrease in interest on loans receivable. The average balance of loans decreased $1.3 million, or 1.6%, to $79.6 million for the three months ended September 30, 2019 from $80.9 million for the three months ended September 30, 2018, and the average yield on loans decreased 8 basis points to 4.35% for the three months ended September 30, 2019 from 4.43% for the three months ended September 30, 2018.  The average balance of investment securities increased $1.1 million, or 18.9%, to $7.1 million for the three months ended September 30, 2019 from $6.0 million for the three months ended September 30, 2018, while the average yield on investment securities increased 79 basis points to 2.52% for the three months ended September 30, 2019 from 1.73% for the three months ended September 30, 2018. The average balance of other interest-earning assets increased $7.9 million, or 143.6%, to $13.4 million for the three months ended September 30, 2019 from $5.5 million for the three months ended September 30, 2018, and the average yield on other interest-earning assets increased 17 basis points to 2.06% for the three months ended September 30, 2019 from 1.89% for the three months ended September 30, 2018.

Interest Expense. Total interest expense increased $54,000, or 12.1%, to $500,000 for the three months ended September 30, 2019 from $446,000 for the three months ended September 30, 2018. The increase was primarily due to an increase of $88,000, or 35.9%, in interest expense on deposits. This increase was partially offset by a decrease of $34,000 or 16.9% in interest expense on advances from FHLB. The average balance of interest-bearing deposits increased $7.7 million, or 14.0%, to $63.0 million for the three months ended September 30, 2019 from $55.3 million for the three months ended September 30, 2018, and the average cost of interest-bearing deposits increased 34 basis points to 2.11% for the three months ended September 30, 2019 from 1.77% for the three months ended September 30, 2018, reflecting the higher market interest rate environment. The average balance of FHLB advances decreased $7.0 million, or 23.3%, to $23.1 million for the three months ended September 30, 2019 from $30.1 million for the three months ended September 30, 2018. The average cost of these advances increased 22 basis points to 2.89% for the three months ended September 30, 2019 from 2.67% for the three months ended September 30, 2018.

Net Interest Income.  Net interest income decreased $23,000, or 4.6%, to $479,000 for the three months ended September 30, 2019 from $502,000 for the three months ended September 30, 2018. Average net interest-earning assets increased $7.1 million period to period. This increase was due primarily to an increase in the average balance of cash and cash equivalents period to period.  The increase in cash and cash equivalents was principally due to funds received in the stock offering. Our interest rate spread decreased to 1.59% for the three months ended September 30, 2019 from 2.01% for the three months ended September 30, 2018, and our net interest margin decreased to 1.91% for the three months ended September 30, 2019 from 2.17% for the three months ended September 30, 2018. The decreases in interest rate spread and net interest margin were primarily the result of an increasing interest rate environment for the three months ended

September 30, 2019 resulting in our interest-bearing liabilities repricing at a faster rate than the yields on our interest-earning assets, the majority of which are long-term, fixed-rate loans.

Provision for Loan Losses. There were no provisions for loan losses for the three months ended September 30, 2019 and 2018. The allowance for loan losses was $850,000, or 1.06% of total loans, at September 30, 2019, compared to $850,000, or 1.05% of total loans, at December 31, 2018, and $850,000, or 1.05% of total loans, at September 30, 2018. Classified (substandard, doubtful and loss) loans decreased to $570,000 at September 30, 2019 from $580,000 at December 31, 2018 and $793,000 at September 30, 2018. There were no non-performing loans at September 30, 2019 or December 31, 2018 compared to $208,000 at September 30, 2018. There were no charge-offs or recoveries for the three months ended September 30, 2019 and 2018.

Noninterest Income. Noninterest income increased $102,000, or 55.1%, to $287,000 for the three months ended September 30, 2019 from $185,000 for the three months ended September 30, 2018. The increase was primarily due to an increases of $96,000 in fees on loans sold and in service charges and other income of $7,000.

Noninterest Expense. Noninterest expense increased $135,000, or 23.7%, to $705,000 for the three months ended September 30, 2019 from $570,000 for the three months ended September 30, 2018. There was an increase of $108,000, or 29.4%, in salaries and employee benefits. The increase resulted primarily from an increase of $56,000 in commissions paid on higher loan volume period to period and $41,000 of expenses recognized for the equity incentive plan. There was also an increase of $28,000 or 127.3% in accounting and consulting expenses due to increased costs of operating as a public company. These increases were offset in part by a decrease of $15,000, or 75.0%, in FDIC deposit insurance premiums due to a “small bank” assessment credit issued by the FDIC in 2019.

We expect our noninterest expense to increase in future periods because of the anticipated costs associated with operating as a public company, including the expected hiring of additional accounting personnel, and the increased compensation expenses associated with the purchase of shares of common stock by our employee stock ownership plan and the possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Income Tax Expense. Income tax expense decreased $10,000 to $8,000 for the three months ended September 30, 2019 compared to $18,000 for the three months ended September 30, 2018. The decrease resulted from lower income before income taxes and deferred tax effects. The effective tax rate was 13.11% for the three months ended September 30, 2019 compared to 15.38% for the same quarter in 2018.

Comparison of Operating Results for the Nine months Ended September 30, 2019 and 2018

General. We had net income of $120,000 for the nine months ended September 30, 2019, compared to $204,000 for the nine months ended September 30, 2018, a decrease of $84,000. The decrease in net income resulted from decreases in net interest income of $125,000 and the credit in the provision for loan losses of $2,000, and an increase in noninterest expense of $129,000, offset, in part, by an increase of $150,000 in noninterest income and a decrease in income tax expense of $22,000.

Interest Income. Interest income increased $140,000, or 5.2%, to $2.9 million for the nine months ended September 30, 2019 from $2.7 million for the nine months ended September 30, 2018. This increase was primarily attributable to a $41,000 increase in interest on loans receivable and a $99,000 increase in interest on other interest-earning assets. The average balance of loans increased $47,000, or 0.1%, to $80.3 million for the nine months ended September 30, 2019 from $80.2 million for the nine months ended September 30, 2018, and the average yield on loans increased 7 basis points to 4.35% for the nine months ended September 30, 2019 from 4.28% for the nine months ended September 30, 2018.  The average balance of investment securities increased $846,000, or 14.4%, to $6.7 million for the nine months ended September 30, 2019 from $5.9 million for the nine months ended September 30, 2018, while the average yield on investment securities increased 60 basis points to 2.44% for the nine months ended September 30, 2019 from 1.84% for the nine months ended September 30, 2018. The average balance of other interest-earning assets increased $3.1 million, or 83.3%, to $6.8 million for the nine months ended September 30, 2019 from $3.7 million for the nine months ended September 30, 2018, and the average yield on other interest-earning assets increased 34 basis points to 2.07% for the nine months ended September 30, 2019 from 1.73% for the nine months ended September 30, 2018.

Interest Expense. Total interest expense increased $265,000, or 22.1%, to $1.5 million for the nine months ended September 30, 2019 from $1.2 million for the nine months ended September 30, 2018. The increase was primarily due to an increase of $297,000, or 45.9%, in interest expense on deposits, partially offset by a decrease of $32,000, or 5.8%, in interest expense on FHLB advances. The average balance of interest-bearing deposits increased $5.2 million, or 9.6%, to $59.7 million for the nine months ended September 30, 2019 from $54.5 million for the nine months ended September 30, 2018, and the average cost of interest-bearing deposits increased 53 basis points to 2.11% for the nine months ended September 30, 2019 from 1.58% for the nine months ended September 30, 2018, reflecting the higher market interest rate environment. The average balance of FHLB advances decreased $3.6 million, or 13.1%, to $24.1 million for the nine months ended September 30, 2019 from $27.8 million for the nine months ended September 30, 2018. The average cost of these advances increased 22 basis points to 2.87% for the nine months ended September 30, 2019 from 2.65% for the nine months ended September 30, 2018.

Net Interest Income.  Net interest income decreased $125,000, or 8.3%, to $1.4 million for the nine months ended September 30, 2019 from $1.5 million for the nine months ended September 30, 2018. Average net interest-earning assets increased $2.4 million period to period. This increase was due primarily to increases in the average balances of investment securities and cash and cash equivalents period to period. Our interest rate spread decreased to 1.72% for the nine months ended September 30, 2019 from 2.08% for the nine months ended September 30, 2018, and our net interest margin decreased to 1.97% for the nine months ended September 30, 2019 from 2.24% for the nine months ended September 30, 2018. The decreases in interest rate spread and net interest margin were primarily the result of an increasing interest rate environment for the nine months ended September 30, 2019 resulting in our interest-bearing liabilities repricing at a faster rate than the yields on our interest-earning assets, the majority of which are long-term, fixed-rate loans.

Provision for Loan Losses. We recorded a credit in the provision for loan losses of $9,000 for the nine months ended September 30, 2019, compared to a $11,000 credit for the nine months ended September 30, 2018. The allowance for loan losses was $850,000, or 1.06% of total loans, at September 30, 2019, compared to $850,000, or 1.05% of total loans, at December 31, 2018, and $850,000, or 1.05% of total loans, at September 30, 2018. Classified (substandard, doubtful and loss) loans decreased to $570,000 at September 30, 2019 from $580,000 at December 31, 2018 and $793,000 at September 30, 2018. There were no non-performing loans at September 30, 2019 or December 31, 2018 compared to $208,000 at September 30, 2018. Net recoveries for the nine months ended September 30, 2019 and 2018 were $9,000 and $11,000, respectively.

Noninterest Income. Noninterest income increased $150,000, or 37.5%, to $550,000 for the nine months ended September 30, 2019 from $400,000 for the nine months ended September 30, 2018. The increase was primarily due to an increase of $162,000 in fees on loans sold. This increase was partially offset by a decrease in income from life insurance of $11,000.

Noninterest Expense. Noninterest expense increased $129,000, or 7.7%, to $1.8 million for the nine months ended September 30, 2019 from $1.7 million for the nine months ended September 30, 2018. The increase was due primarily to an increase of $69,000, or 6.3%, in salaries and employee benefits. The increase resulted primarily from an increase of $34,000 in commissions paid on higher loan volume period to period and $41,000 of expenses recognized for the equity incentive plan.  There was also an increase of $19,000, or 24.1%, in accounting and consulting expenses due to increased costs of operating as a public company. The increase in noninterest expense also resulted from increases of $41,000, or 26.6%, in occupancy expense, $9,000, or 10.6%, in data processing, $5,000, or 9.6%, in insurance expense, $2,000, or 28.6%, in legal fees and $2,000, or 1.3%, in other expenses. These increases were offset, in part, by a decrease of $17,000, or 28.8%, in FDIC deposit insurance premiums due to a “small bank” assessment credit issued by the FDIC in 2019 and by a decrease in other real estate expense of $1,000, or 100.0%.

We expect our noninterest expense to increase in future periods because of the anticipated costs associated with operating as a public company, including the expected hiring of additional accounting personnel, and the increased compensation expenses associated with the purchase of shares of common stock by our employee stock ownership plan and the possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Income Tax Expense. Income tax expense decreased $22,000 to $14,000 for the nine months ended September 30, 2019 compared to $36,000 for the nine months ended September 30, 2018. The decrease resulted from lower income before income taxes and deferred tax effects. The effective tax rate was 10.45% for the nine months ended September 30, 2019 compared to 15.00% for the same quarter in 2018.

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from the sale of loans. We also have the ability to borrow from the FHLB. At September 30, 2019, we had $23.6 million outstanding in advances from the FHLB, and had the capacity to borrow approximately an additional $14.9 million from the FHLB and an additional $4.3 million on a line of credit with First National Bankers’ Bank, Baton Rouge, Louisiana at this date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash (used in) provided by operating activities was ($3.5 million) and $243,000 for the nine months ended September 30, 2019 and 2018, respectively. Net cash (used in) investing activities, which consists primarily of net change in loans receivable, net change in interest-bearing deposits and net change in investment securities, was ($1.6 million) and ($3.3 million) for the nine months ended September 30, 2019 and 2018, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, FHLB advances and from the stock offering, was $11.6 million and $4.9 million for the nine months ended September 30, 2019 and 2018, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2019, the Bank exceeded all regulatory capital requirements with a Tier 1 leverage capital level of $19.1 million, or 17.72% of adjusted average total assets, which is above the well-capitalized required level of $5.4 million, or 5.0%; and total risk-based capital of $19.7 million, or 38.49% of risk-weighted assets, which is above the well-capitalized required level of $5.1 million, or 10.0%; and common equity Tier 1 capital of $19.1 million or 37.24% of risk weighted assets, which is above the well-capitalized required level of $3.3 million, or 6.5% of risk weighted assets. Accordingly, Eureka Homestead was categorized as well capitalized at September 30, 2019. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements. At September 30, 2019 and December 31 2018, the Company had $835,000 and $793,000 of outstanding commitments to originate loans, respectively, all of which represents the balance of remaining funds to be disbursed on construction loans in process. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2019 total $32.7 million at September 30, 2019. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. In recent years we have sold loans on an industry-standard, servicing-released basis. At September 30, 2019, there were mortgage loans sold to investors with limited recourse for certain periods after the date of sale totaling $6.2 million at the sale date. Recourse would apply if the borrower(s) default on any payment within the first four months of the mortgage loan and it remains in default for a period of 90 days, or if the mortgage loan prepays in full within 180 days of the sale date. Should an early payment default occur, Eureka Homestead shall, at its sole discretion, repurchase such mortgage loan from the purchaser at its current amortized balance plus the service release premium received or indemnify the purchaser by paying the service release premium received plus $5,000. Should a mortgage loan prepay in full within 180 days of the sale date, Eureka Homestead shall refund to the purchaser the servicing release premium paid. There have been no mortgage loans sold that had an early payment default or that prepaid in full during the recourse period.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)      There were no sales of unregistered securities during the period covered by this Report.

(b)      On May  20, 2019,  Eureka Homestead Bancorp, Inc. (the “Company”) filed a Registration Statement on

Form S-1 with the Securities and Exchange Commission in connection with the mutual to stock conversion of Eureka Homestead and the Company’s related offering of common stock. The Registration Statement (File No. 333-230193) was declared effective by the Securities and Exchange Commission on May 13, 2019. The Company registered 1,429,676 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate offering price of $14.3 million. The stock offering commenced on May 21, 2019, and ended on September 19, 2019.

FIG Partners, LLC (“FIG”) was engaged to assist in the marketing of the common stock and records management services.

The stock offering resulted in gross proceeds of $14.3 million, through the sale of 1.43 million shares of common stock at a price of $10 per share. Expenses related to the offering were approximately $1.2 million, including $345,000 paid to FIG. Net proceeds of the offering were approximately $13.1 million.

The Company contributed approximately $6.6 million of the net proceeds of the offering to the Bank. In addition, $1.1 million of the net proceeds were used to fund the loan to the employee stock ownership plan and approximately $5.4 million of the net proceeds were retained by the Company. The net proceeds contributed to the Bank have been invested in cash and short term instruments. Over the long-term, the Bank plans to use the proceeds to increase loan production. The net proceeds retained by the Company have been deposited with the Bank.

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

EUREKA HOMESTEAD BANCORP, INC.

Date: November 13, 2019	/s/ Alan T. Heintzen
Alan T. Heintzen
Chief Executive Officer

Date: November 13, 2019	/s/ Cecil A. Haskins, Jr.
Cecil A. Haskins, Jr.
President and Chief Financial Officer