Form 10-K
period 2019-12-31
Eureka Homestead Bancorp, Inc.
filed 2020-03-30
CIK 1769725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019.

OR

☐                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-56071

EUREKA HOMESTEAD BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	83-4051300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1922 Veterans Memorial Boulevard Metairie, Louisiana	70005
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (504) 834-0242

Securities registered pursuant to Section 12(b) of the Act:  None

(Title of each class to be registered)	(Name of each exchange on which each class is to be registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES    ☒     NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

There was no outstanding voting common equity of the Registrant as of June 30, 2019.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on July 10, 2019 ($12.10), the first date of trading in the common stock, was approximately $17.3 million.

As of March 30, 2020, there were 1,429,676 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART I

ITEM 1.        Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning.  These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the asset quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this annual report.

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
•

changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

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

•	loan delinquencies and changes in the underlying cash flows of our borrowers;
•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;
•	the failure or security breaches of computer systems on which we depend;
•	the ability of key third-party service providers to perform their obligations to us;
•	changes in the financial condition or future prospects of issuers of securities that we own; and
•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this annual report.

BUSINESS OF EUREKA HOMESTEAD BANCORP

Eureka Homestead Bancorp, Inc. (the “Company”) was incorporated in Maryland on February 25, 2019 as part of the mutual-to-stock conversion of Eureka Homestead  (sometimes referred to as the “Bank”), for the purpose of becoming the savings and loan holding company of Eureka Homestead. Since being incorporated, other than holding the common stock of Eureka Homestead, retaining approximately 50% of the net cash proceeds of the stock conversion offering and making a loan to the employee stock ownership plan of Eureka Homestead, we have not engaged in any business activities to date.

The Company is authorized to pursue business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies. See “Supervision and Regulation – Holding Company Regulation” for a discussion of the activities that are permitted for savings and loan holding companies. We currently have no understandings or agreements to acquire other financial institutions, although we may determine to do so in the future. We may also borrow funds for reinvestment in Eureka Homestead.

Our cash flow depends on earnings from the investment of the net proceeds we retained from our initial public stock offering that was consummated in July 2019, and any dividends we receive from Eureka Homestead. We neither own nor lease any property, but pay a fee to Eureka Homestead for the use of its premises, equipment and furniture. At the present time, we employ only persons who are officers of Eureka Homestead who also serve as officers of Eureka Homestead Bancorp. We use the support staff of Eureka Homestead from time to time and pay a fee to Eureka Homestead for the time devoted to Eureka Homestead Bancorp by employees of Eureka Homestead. However, these persons are not separately compensated by Eureka Homestead Bancorp.  Eureka Homestead Bancorp may hire additional employees, as appropriate, to the extent it expands its business in the future.

BUSINESS OF EUREKA HOMESTEAD

General

We conduct our business from our main office in Metairie, Louisiana, which is located in Jefferson Parish, within the metropolitan area of New Orleans, and our loan production office located in New Orleans. Our loan portfolio consists primarily of loans collateralized by real property located in Jefferson Parish and Orleans Parish, Louisiana. We also originate loans in other parts of the greater New Orleans metropolitan area and, to a lesser extent, elsewhere in Louisiana and Mississippi.

Our business consists primarily of taking deposits and securing borrowings and investing those funds, together with funds generated from operations, in one- to four-family residential real estate loans, including non-owner-occupied properties, construction loans for owner-occupied, one- to four-family residential real estate and home equity loans.  To a lesser extent, we also originate multifamily, commercial real estate and consumer loans.  At December 31, 2019, $73.6 million, or 93.8% of our total loan portfolio, was comprised of one- to four-family residential real estate loans, $11.4 million of which were non-owner-occupied loans,  $1.0 million of which were construction loans and $1.7 million of which were home equity loans.

A significant majority of loans we originate are conforming one- to four-family residential real estate loans and, in the low interest rate environment in recent years, almost all of these loans have been long-term, fixed-rate loans. In order to manage our interest rate risk, in recent years we have sold a significant portion of these conforming, fixed-rate, long-term production on an industry-standard, servicing-released basis.

We offer a variety of deposit accounts, including savings accounts (passbook and money market) and certificates of deposit.  We utilize advances from the Federal Home Loan Bank of Dallas (“FHLB”) for funding and asset/liability management purposes. At December 31, 2019, we had $21.6 million in advances outstanding with the FHLB.

We do not offer checking accounts which may impact our ability to attract and grow core deposits.  We have always been dependent, in part, on retail certificates of deposit as a funding source for our loans, and in recent years we have accepted jumbo certificates of deposit through an online service, as well as municipal certificates of deposit. We have used these non-retail funding sources, as well as advances from the FHLB, to fund our operations. These non-core funding sources are not relationship-based accounts and are generally more price-sensitive than our core deposits of savings and money market accounts and our retail certificates of deposit. Therefore, these deposits carry a greater risk of non-renewal than our core deposits. Pursuant to our business strategy, we are seeking to increase our core deposits, which we consider to be our savings and money market accounts and retail certificates of deposit, by more aggressively marketing and pricing our deposit products.

Eureka Homestead is subject to comprehensive regulation and examination by its primary federal regulator, the Office of the Comptroller of the Currency (“OCC”).

Our main office is located at 1922 Veterans Memorial Boulevard,  Metairie, Louisiana 70005, and our telephone number at this address is (504) 834-0242.  Our website address is www.eurekahomestead.com.  Information on our website is not incorporated into this annual report and should not be considered part of this annual report.

Market Area

We conduct our business from our main office in Metairie, Louisiana, which is located in Jefferson Parish, within the greater metropolitan area of New Orleans, and our loan production office located in New Orleans. Our loan portfolio consists primarily of loans collateralized by real property located in Jefferson Parish and Orleans Parish, Louisiana.  We also originate loans in other parts of the greater New Orleans metropolitan area and, to a lesser extent, elsewhere in Louisiana and Mississippi. Our business is dependent on the City of New Orleans and our local economy which includes tourism, port activity along the Mississippi River, the petrochemical industry and healthcare. Service jobs, primarily in healthcare, education and construction and development, represent the largest employment sector in Jefferson Parish.

According to the United States census, the estimated July 2018 population of Jefferson Parish was 434,000, representing an increase of 0.3% from the 2010 census population of 432,000. During this same time period, the population of the City of New Orleans is estimated to have grown by 13.7%, the Louisiana population grew by an estimated 2.8% and the United States population grew by an estimated 6.0%.  From 2013 through 2018, the median household income for Jefferson Parish was $53,000, compared to median household incomes of $40,000, $48,000 and $60,000 for the City of New Orleans, the State of Louisiana and for the United States, respectively.

Competition

We face competition within our market area both in making loans and attracting retail deposits.  Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions.  We also face competition from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies.  As of June 30, 2019, based on the most recent available FDIC data, there were 21 FDIC-insured financial institutions with offices in Jefferson Parish, of which we ranked 15th, with a market share of deposits of 0.66%.  We do not have a significant market share of either deposits or residential lending in any other parish in Louisiana.

Lending Activities

General.  Our principal lending activity is originating one- to four-family residential real estate loans, including non-owner-occupied properties, construction loans for owner-occupied, one- to four-family residential real estate and home equity loans.  To a lesser extent, we also originate multifamily, commercial real estate and consumer loans.  Our loan portfolio consists primarily of loans collateralized by real property located in Jefferson Parish and Orleans Parish, Louisiana.  We also originate loans in other parts of the greater New Orleans metropolitan area and, to a lesser extent, elsewhere in Louisiana and Mississippi.

We offer adjustable-rate and fixed-rate residential loans. However, historically a significant majority of the residential real estate loans which we have originated are conforming, long-term, fixed-rate loans.  In recent years, in order to address and manage our interest rate risk, we have been selling a significant portion of our conforming, fixed-rate, long term (greater than 15 years) loans to the secondary market, on a servicing-released basis, as well as increasing the percentage of adjustable rate residential loans in portfolio.

Commercial real estate and multifamily loans have not historically comprised a significant portion of our total loan portfolio.  While we expect that one- to four-family residential real estate lending will continue to be the primary emphasis of our lending operations, we intend to modestly increase our emphasis on multifamily and commercial real estate loans through increased originations of and purchase of participations in these types of loans.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio, by type of loan, at the dates indicated.

	At December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

One- to four-family residential:
Owner-occupied (1) (2)	$62,231	79.3%	$64,027	79.4%
Non-owner-occupied	11,360	14.5	11,158	13.8
Multifamily	3,567	4.5	4,117	5.1
Commercial real estate	1,117	1.4	1,175	1.4
Consumer	209	0.3	211	0.3

Total loans receivable	78,484	100.0%	80,688	100.0%

Deferred loan costs (fees)	1,151		1,234
Allowance for loan losses	(850)		(850)

Total loans receivable, net	$78,785		$81,072

(1)	At December 31, 2019 and 2018, includes $1.0 million and $1.0 million, respectively, of construction loans.
(2)	At December 31, 2019 and 2018, includes $1.7 million and $1.6 million, respectively, of home equity loans.

Loan Portfolio Maturities.  The following table sets forth the contractual maturities of our loan portfolio at December 31, 2019.  Loans having no stated repayment schedule or maturity are reported as being due in the year ending December 31, 2020.  Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One- to
	four-family
	residential		Commercial
	real estate	Multifamily	real estate	Consumer	Total
	(In thousands)
Due During the Years Ending December 31,
2020	$2,018	$—	$—	$209	$2,227
2021	355	—	—	—	355
2022	294	—	—	—	294
2023 to 2024	262	—	—	—	262
2025 to 2029	3,125	344	403	—	3,872
2030 to 2034	8,079	683	—	—	8,762
2035 and beyond	59,458	2,540	714	—	62,712

Total	$73,591	$3,567	$1,117	$209	$78,484

The following table sets forth our fixed- and adjustable-rate loans at December 31, 2019 that are contractually due after December 31, 2020.

	Due After December 31, 2020
	Fixed	Adjustable	Total
	(In thousands)

One- to four-family residential	$65,406	$6,169	$71,575
Multifamily	3,341	226	3,567
Commercial real estate	1,117	―	1,117
Consumer	209	―	209
Total	$70,073	$6,395	$76,468

Portfolio Loan Approval Procedures and Authority.  Our lending is subject to written, non-discriminatory underwriting standards and origination procedures.  Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations.  Our policies require that for all real estate loans that we originate, property valuations must be performed by outside independent state-licensed appraisers approved by our board of directors. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns.  All loans that we originate require personal guarantees that are evaluated as part of the loan.

Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Eureka Homestead’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans).  At December 31, 2019, our largest credit relationship consisted of 11 loans which totaled $1.4 million and was secured by 11 non-owner occupied, one- to four-family residential real estate properties.  Our second largest relationship at this date was for $1.2 million and was secured by two owner-occupied, one- to four-family residential real estate properties. At December 31, 2019,  these loans were performing in accordance with their repayment terms.

We have a Management Loan Committee and a Board Loan Committee. The Management Loan Committee is comprised of the Chief Executive Officer and the President/Chief Financial Officer and it considers loans/relationships up to $250,000.  The Board Loan Committee is comprised of all directors and considers loans of $250,000 or more, or loans of any amount that will increase a borrower’s total relationship to $250,000 or more. All loans approved for portfolio are reviewed by the Board of Directors at its meetings.

Generally, we require property and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.  In addition, we require and escrow for flood insurance (where appropriate) and generally require an escrow for required property taxes and insurance.  On occasion, we allow borrowers to pay their own taxes and property and casualty insurance as long as proof of payment is provided.

One- to Four-Family Residential Real Estate Lending.  At December 31, 2019, $73.6 million, or 93.8% of our total loans, was secured by one- to four-family residential real estate. Of this total amount, $11.4 million, or 14.5% of our total loan portfolio, was secured by non-owner-occupied, one- to four-family residential real estate loans,  $1.0 million, or 1.3% of our total loan portfolio, was secured by loans for the construction of owner-occupied, one- to four-family residential real estate and $1.7 million, or 2.1% of our total loan portfolio, was secured by home equity loans. At December 31, 2019, we had $18.8 million and $53.9 million of jumbo loans and non-conforming loans, respectively.

We originate both fixed- and adjustable-rate one- to four-family residential real estate loans, and at December 31, 2019, these types of loans were comprised of 91.9%  of fixed-rate loans and 8.1%  of adjustable-rate loans.

We generally limit the loan-to-value ratios of our owner-occupied and non-owner-occupied, one- to four-family residential real estate loans to 80% of the purchase price or appraised value, whichever is lower.  In addition, we may make owner-occupied one- to four-family residential real estate loans with loan-to-value ratios above 80% of the purchase price or appraised value, whichever is less.  We may or may not require private mortgage insurance for those loans.

We originate one- to four-family residential real estate loans for retention in our portfolio as well as for sale in the secondary market. Loans originated for sale are underwritten according to Fannie Mae guidelines, typically with terms of up to 30 years. We generally do not retain the servicing on loans we sell.  Additionally, we originate non-conforming, one- to four-family residential real estate loans that we retain in our portfolio. These loans might be nonconforming as a result of the size of the loan, the loan to value of the appraised property securing the loan, or the debt to income ratio or the credit score of the borrower, or other nonconforming aspects of the credit. Loans that we retain in our portfolio have a maximum fixed-rate term of 30 years.

At December 31, 2019, most of our one- to four-family residential real estate loans, including $10.4 million of non-owner occupied loans, were secured by properties located in Jefferson or Orleans Parish. On a limited basis we have purchased one- to four-family residential real estate loans from outside of our market area.

Our adjustable-rate, one- to four-family residential real estate loans generally have fixed rates of interest for initial terms of three and five years and adjust annually thereafter.  Generally, interest rates cannot increase more than 2% per year and 5% over the life of the loan.  The interest rate is based on the weekly average yield on Unites States Treasury securities adjusted to a constant maturity of 1 year, as made available by the Federal Reserve Board plus a margin of 2.25%. Our adjustable-rate loans carry terms to maturity of up to 30 years.

Although adjustable-rate one- to four-family residential real estate loans may reduce our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower.  At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates.  Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents.  As a result, the effectiveness of adjustable-rate one- to four-family residential real estate loans in compensating for changes in market interest rates may be limited during periods of rapidly rising interest rates.

Our residential construction loans generally have initial terms of 12 months (subject to extension), during which the borrower pays interest only.  Upon completion of construction, these loans convert to conventional amortizing mortgage loans. We do not extend credit if construction has already commenced.  Our residential construction loans have rates and terms comparable to residential real estate loans that we originate.  The maximum loan-to-value ratio of our residential construction loans is generally 85% of the lesser of the appraised value of the completed property or the total cost of the construction project.  Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans.  We do not have a program for making speculative construction loans to contractors or developers.

Construction lending generally involves greater credit risk than long-term financing on improved, owner-occupied real estate.  Risk of loss on construction loans depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost of construction and other assumptions.  If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property.  Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property.  Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs.  In addition, the ultimate sale or rental of the property may not occur as anticipated.

Other than during the construction phase of our one-to four-family residential loans, we do not offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer one- to four-family residential real estate loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We generally do not offer “subprime loans” on one- to four- family residential real estate loans (i.e., loans to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios), or “Alt-A” (i.e., loans to borrowers with better credit scores who borrow with alternative documentation such as little or no verification of income).  However, we consider the circumstances of each borrower’s financial situation before rendering a decision.

Non-Owner-Occupied One- to Four-Family Residential Real Estate Loans.    At December 31, 2019, $11.4 million, or 14.5% of our total loan portfolio, consisted of non-owner-occupied, or “investment,” one- to four-family residential real estate loans, all of which were secured by properties located in our primary lending market area.  At December 31, 2019, our non-owner-occupied one- to four-family residential real estate loans had an average balance of $116,000.  At December 31, 2019, our largest non-owner-occupied one- to four-family residential relationship had a principal balance of $1.4 million and was collateralized by 11 properties and was performing in accordance with its repayment terms as of such date. At December 31, 2019, our second largest non-owner-occupied one- to four-family residential relationship had a principal balance of $735,000 and was collateralized by four properties and was performing in accordance with its repayment terms as of such date.

We originate fixed-rate and adjustable-rate loans secured by non-owner-occupied one- to four-family properties.  These loans may have a term of up to 30 years.  In recent years, in the historically low interest rate environment, nearly all of our non-owner-occupied one- to four-family residential loan originations have fixed rates of interest.  We generally lend up to 80% of the property’s appraised value.  Appraised values are determined by an outside independent appraiser.  In deciding to originate a loan secured by a non-owner-occupied one- to four-family residential property, we review the creditworthiness of the borrower, the expected cash flow from the property securing the loan, the cash flow requirements of the borrower and the value of the property securing the loan.  We require an abstract of title, a title policy, property and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property.  Current borrower financial information is required on an annual basis under the terms of loans originated after 2009.

Non owner-occupied one- to four-family residential loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans.  Non owner-occupied one- to four-family residential loans, however, entail greater credit risks compared to the owner-occupied one- to four-family residential mortgage loans we originate.  The payment of loans secured by income-producing properties typically depends on the sufficient income from the property to cover operating expenses and debt service.  Changes in economic conditions could affect the value of the collateral for the loan or the future cash flow of the property.  Historically, we have experienced higher rates of delinquencies on our non-owner-occupied one- to four-family residential real estate loans as compared to our owner-occupied loans.

Home Equity Loans.  In addition to one- to four-family residential real estate loans, we offer closed-end, second mortgage home equity loans that are secured by the borrower’s primary residence. We make home equity loans to borrowers on which we also hold the first mortgage as well as loans on which we do not hold the first mortgage. At December 31, 2019, we had $1.7 million, or 2.1%, of our total loan portfolio in home equity loans.

Home equity loans are generally underwritten using the same criteria that we use to underwrite one- to four-family residential real estate loans.  Home equity loans may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of the existing first mortgage loan. Our home equity loans are primarily originated with fixed rates of interest with terms of up to 15 years.

Home equity loans are generally secured by junior mortgages and have greater risk than one- to four-family residential real estate loans secured by first mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we assess the likelihood of recovery from the sale of the collateral.  Generally, we will attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs.  However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity loans, decreases in real estate values could adversely affect our ability to fully recover the loan balance in the event of a default.

Multifamily and Commercial Real Estate Loans.  At December 31, 2019, multifamily loans totaled $3.6 million, or 4.5% of our total loan portfolio, and commercial real estate loans totaled an additional $1.1 million, or 1.4% of our total loan portfolio. We intend to modestly increase our emphasis on multifamily and commercial real estate loans through increased originations and purchase of participations.

We originate a variety of fixed- and adjustable-rate multifamily and commercial real estate loans with balloon and amortization terms up to 25 years. Multifamily and commercial real estate loan amounts generally do not exceed 75% of the property’s appraised value at the time the loan is originated. Aggregate debt service ratios, including the guarantor’s cash flow and the borrower’s other projects, have a guideline minimum income to debt service ratio of 1.25x.  We require multifamily and commercial real estate loan borrowers to submit annual financial statements and tax returns and/or rent rolls on the subject property. We may request such information for smaller loans on a case-by-case basis. These properties may also be subject to annual inspections with pictures as evidence appropriate maintenance is being performed. Our commercial real estate loans are typically secured by retail, service or other commercial properties.

At December 31, 2019, our largest multifamily real estate relationship totaled $801,000 and was secured by two properties.  At December 31, 2019, this loan was performing in accordance with its terms.

At December 31, 2019,  we had an aggregate of $1.1 million of commercial real estate loans, all of which were secured by properties in Louisiana. At December 31, 2019,  our largest commercial real estate loan totaled $403,000 and was a secured by a strip mall.  This loan was performing in accordance with its original repayment terms at December 31, 2019.

We consider a number of factors in originating commercial real estate loans.  We evaluate the qualifications, credit capacity and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan.  When evaluating the qualifications of the borrower, we first consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions.  In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service).  We generally require a debt service ratio of at least 1.25x.

The payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service.  Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property.  Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties.  There may be additional risk on commercial rentals, where the borrower is not the occupant of the collateral property.  If we foreclose on a multifamily or commercial real estate loan, our holding period for the collateral is typically longer than for one- to four-family residential real estate loans because there are fewer potential purchasers of the collateral.  Further, our multifamily and commercial real estate loans generally have relatively larger balances to single borrowers or related groups of borrowers than our one- to four-family residential real estate loans.  Accordingly, if any of our judgments regarding the collectability of our multifamily or commercial real estate loans prove incorrect, the resulting charge-offs may be larger on a per loan basis than those incurred with respect to one- to four-family residential loans.

Consumer Lending.  At December 31, 2019, we had $209,000, or 0.3% of our loan portfolio, in consumer loans. Our consumer loans are collateralized by up to 90% of the borrower’s existing savings accounts or certificates of deposit at Eureka Homestead and are interest-only loans with no fixed term. Generally, these loans carry an interest rate of 2.00% above the borrower’s deposit rate.

Loan Originations, Participations, Purchases and Sales

We originate real estate and other loans through employee marketing and advertising efforts, our existing customer base, walk-in customers and referrals from customers.

We originate one-to four-family residential real estate loans that conform to Fannie Mae guidelines for sale into the secondary market. In 2019 and 2018, we originated for sale and sold $19.7 million and $12.3 million, respectively, of one- to four-family residential real estate loans.

We employ certain processes and procedures to monitor and mitigate the risks associated with our mortgage banking activities, including:

•	independent daily pricing to establish profitability targets;
•	locking rates to mitigate risk of pair off fees;
•	selling loans pursuant to best efforts delivery contracts to eliminate warehouse and pipeline risk; and
•	underwriting review of each file to avoid loan repurchases for non-compliance with underwriting requirements.

Since 2007 we have not purchased whole loans, however, in 2015 we purchased a $532,000 participation in a commercial real estate loan. Subject to our conservative underwriting standards, in the future we intend to modestly increase the emphasis of originations of and the purchase of participations in multifamily and commercial real estate loans.

The following table sets forth our loan origination, sale and principal repayment activity during the periods indicated.  We did not purchase any loans during the years presented.

	Years Ended December 31,
	2019	2018

Total loans, at beginning of period	$81,221	$79,608

Loans originated:
Real estate:
One- to four-family residential	30,015	23,669
Multifamily	—	1,087
Commercial	—	323
Consumer	15	67
Total loans originated	30,030	25,146

Loans sold:
Real estate:
One- to four-family residential	19,716	12,350
Total loans sold	19,716	12,350

Other:
Principal repayments and other	11,414	11,183

Net loan activity	(1,100)	1,613
Total loans, including loans held for sale, at end of period	$80,121	$81,221

Delinquencies, Classified Assets and Nonperforming Assets

Delinquency Procedures.  When a borrower fails to make a required monthly payment on a residential real estate loan, we attempt to contact the borrower by phone.  All delinquent loans are reported to the board of directors each month. This report effectively is our watch list. After 90 days delinquent the loan is transferred to the appropriate collections personnel.  Our policies provide that a late notice be sent four times a month. Once the loan is considered in default, generally at 90 days past due, a letter is generally sent to the borrower explaining that the entire balance of the loan is due and payable, the loan is placed on non-accrual status, and additional efforts are made to contact the borrower.  If the borrower does not respond, we generally initiate foreclosure proceedings when the loan is 120 days past due.  If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments.  In certain instances, we may modify the loan or grant a limited exemption from loan payments to allow the borrower to reorganize his or her financial affairs.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as other real estate owned until it is sold. The real estate is recorded at estimated fair value at the date of acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs in maintaining the property are expensed as incurred. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

Delinquent multifamily and commercial real estate and construction loans are handled in a similar fashion.  Our procedures for repossession and sale of consumer collateral are subject to various requirements under applicable laws, including consumer protection laws.  In addition, we may determine that foreclosure and sale of such collateral would not be cost-effective for us.

Troubled Debt Restructurings.  We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure.  We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms.  These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests.  At December 31, 2019, we had no loans which were classified as troubled debt restructurings.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2019
Real estate:
One- to four-family residential	1	$89	—	$—	1	$89
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$89	—	$—	1	$89

At December 31, 2018
Real estate:
One- to four-family residential	4	$398	—	$—	4	$398
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	4	$398	—	$—	4	$398

Classified Assets.  Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted.  Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “watch.”  At December 31, 2019, we had two loans designated as “watch.”

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover losses that were both probable and reasonable to estimate.  General allowances represent allowances which have been established to cover accrued losses associated with lending activities that were both probable and reasonable to estimate, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount.  An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may have judgments different than management’s, and may determine the need to establish additional general or specific allowances.

In connection with the filing of our periodic regulatory reports and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.  If a problem loan deteriorates in asset quality, the classification is changed to “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.”

The following table sets forth our amounts of classified assets as of the dates indicated.  Amounts shown at December 31, 2019 and 2018 include $0 and $0  of nonperforming loans, respectively.  The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $0 and $0  at December 31, 2019 and 2018, respectively.

	At December 31,
	2019	2018
(Dollars in thousands)
Substandard assets	$567	$580
Doubtful assets	―	―
Loss assets	―	―
Total classified assets	$567	$580

Nonperforming Assets. The Company had no non-performing assets at December 31, 2019 or 2018.

In November 2018, three non-accrual loans from one loan relationship were repaid in full and we collected interest of $98,000 on these loans. Other than these loans, for the years ended December 31,  2019 and 2018, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $0 and $0, and no interest income was recognized on any such loans for the year ended December 31,  2019.

Other Loans of Concern.  At December 31, 2019 and 2018, there were $567,000 and $580,000, respectively, of other loans, all of which were classified as substandard, that are not already disclosed in the nonperforming assets and troubled debt restructurings table above where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses.   Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) specific allowances for identified impaired loans; and (2) a general valuation allowance on the remainder of the loan portfolio.  Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans, and other loans about which management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as the shortfall in collateral value could result in our charging off the loan or the portion of the loan that was impaired.

Among other factors, we consider current general economic conditions, including current housing price depreciation, in determining the appropriateness of the allowance for loan losses for our residential real estate portfolio. We use evidence obtained from our own loan portfolio as well as published housing data on our local markets from third party sources we believe to be reliable as a basis for assumptions about the impact of housing depreciation.

Substantially all of our loans are secured by collateral. Loans 90 days past due and other classified loans are evaluated for impairment and general or specific allowances are established. Typically for a nonperforming real estate loan in the process of collection, the value of the underlying collateral is estimated using either the original independent appraisal if it is less than 12 months old, adjusted for current economic conditions and other factors, or a new independent appraisal, and related general or specific allowances for loan losses are adjusted on a quarterly basis. If a nonperforming real estate loan is in the process of foreclosure and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, we will order a new independent appraisal if it has not already been obtained. Any shortfall would result in immediately charging off the portion of the loan that was impaired.

Specific Allowances for Identified Problem Loans.      We establish a specific allowance when loans are determined to be impaired.  Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling expenses.  Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.  In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Valuation Allowance on the Remainder of the Loan Portfolio.  We establish a general allowance for loans that are not classified as impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets.  This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio.  The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.  These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results.  The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended
	December 31,
	2019	2018
	(Dollars in thousands)

Balance at beginning of year	$850	$850

Charge-offs:
Real Estate:
One-to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Consumer	—	—
Total charge-offs	—	—

Recoveries:
Real Estate:
One-to four-family residential	9	11
Multifamily	—	—
Commercial	—	—
Consumer	—	—
Total recoveries	9	11

Net (charge-offs) recoveries	9	11
Provision for loan losses	(9)	(11)

Balance at end of year	$850	$850

Ratios:
Net recoveries (charge-offs) to average loans outstanding	0.01%	0.01%
Allowance for loan losses to non-performing loans at end of year (1)	n/a	n/a
Allowance for loan losses to total loans at end of year	1.08%	1.05%

(1)	Not applicable

Allocation of Allowance for Loan Losses.    The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.  At the dates indicated, we had no unallocated allowance for loan losses.

	At December 31,
	2019			2018
		Percent of	Percent of		Percent of	Percent of
		Allowance to	Loans in		Allowance to	Loans in
		Total	Category to		Total	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans
	(Dollars in thousands)

One-to four-family residential	$375	44.1%	93.8%	$374	44.0%	93.2%
Multifamily	27	3.2	4.5	31	3.7	5.1
Commercial real estate	11	1.3	1.4	12	1.4	1.4
Consumer	—	—	0.3	—	—	0.3
Total allocated allowance	413	48.6	100.0	417	49.1	100.0
Unallocated allowance	437	51.4	—	433	50.9	—
Total allowance for loan losses	$850	100.0%	100.0%	$850	100.0%	100.0%

At December 31, 2019, our allowance for loan losses represented 1.08% of total loans, and at December 31, 2018, our allowance for loan losses represented 1.05% of total loans.  There were net recoveries of $9,000 and $11,000 during the years ended December 31, 2019 and 2018, respectively.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result.  Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for loan losses. The OCC may have judgments different than management’s, and we may determine to increase our allowance as a result of these regulatory reviews.  Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Investment Activities

General. Our investment policy is established by the board of directors. The objectives of the policy are to:  (i) ensure adequate liquidity for loan demand and deposit fluctuations, and to allow us to alter our liquidity position to meet both day-to-day and long-term changes in assets and liabilities; (ii) manage interest rate risk in accordance with our interest rate risk policy; (iii) provide collateral for pledging requirements; (iv) maximize return on our investments; and (v) maintain a balance of high quality diversified investments to minimize risk.

Our executive officers meet monthly to assess our asset/liability risk profile and this group is responsible for implementing our investment policy, subject to the board of director’s approval of the investment strategies and monitoring of the investment performance.  The Chief Executive Officer and the President/Chief Financial Officer have the overall responsibility for managing the investment portfolio and executing transactions.  The board of directors regularly reviews our investment strategies and the market value of our investment portfolio.

We account for investment and mortgage-backed securities in accordance with Accounting Standards Codification Topic 320, “Investments - Debt and Equity Securities.”  Accounting Standards Codification 320 requires that investments be categorized as held-to-maturity, trading, or available-for-sale.  Our decision to classify certain of our securities as available-for-sale is based on our need to meet daily liquidity needs and to take advantage of profits that may occur from time to time.

Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At December 31, 2019 and 2018, our investment portfolio consisted of mortgage-backed securities and Small Business Administration (SBA) securities.

Investment Securities. At December 31, 2019, we had mortgage-backed securities with a carrying value of $2.6 million, and we held $2.7 million of SBA securities. At these dates, all of our investment securities were categorized as available-for-sale.

Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Eureka Homestead. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by United States Government agencies,  such as Ginnie Mae and the SBA, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

Residential mortgage-backed securities issued by United States Government agencies and government-sponsored enterprises are more liquid than individual mortgage loans because there is an active trading market for such securities. In addition, residential mortgage-backed securities may be used to collateralize our borrowings. Investments in residential mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

Our SBA securities are securitized pools of loans issued and fully guaranteed by the Small Business Administration, a U.S. government agency.

Other Securities. We hold common stock of the FHLB in connection with our borrowing activities.  The FHLB common stock is carried at cost and classified as restricted equity securities. It is not practicable to determine the fair value of FHLB common stock due to restrictions placed on its transferability. We may be required to purchase additional FHLB common stock if we increase borrowings in the future.

The following table sets forth the amortized cost and fair value of our securities portfolio (excluding FHLB common stock) at the dates indicated. At the dates indicated, all of our investment securities were held as available-for-sale.

	At December 31,
	2019		2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Government Sponsored Mortgage-Backed securities:
Freddie Mac	$2,664	$2,645	$3,139	$3,022
Fannie Mae	—	—	232	230
Ginnie Mae	—	—	612	620
SBA 7a Pools	2,678	2,675	1,920	1,909
Total securities available-for-sale	$5,342	$5,320	$5,903	$5,781

Portfolio Maturities and Yields.    The composition and maturities of the investment securities portfolio at December 31, 2019 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  No tax-equivalent yield adjustments were made, as the effect thereof was not material. All of our securities at this date were held as available-for-sale.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)

Government Sponsored Mortgage-Backed securities:
FHLMC	$—	—%	$123	1.97%	$—	—%	$2,541	1.93%	$2,664	$2,645	1.93%
SBA 7a Pools	—	—%	—	—%	1,716	2.42%	962	2.61%	2,678	2,675	2.49%
Total securities available-for-sale	$—	—%	$123	1.97%	$1,716	2.42%	$3,503	2.12%	$5,342	$5,320	2.21%

Sources of Funds

General. Deposits, scheduled amortization and prepayments of loan principal, amortization payments from mortgage-backed securities and SBA securities, proceeds from loan sales, maturities and calls of securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes.  We also use borrowings, primarily FHLB advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds.

Deposits. We offer deposit products having a range of interest rates and terms. We currently offer savings accounts (passbook and money market) and certificates of deposit.  Historically, we have relied on retail certificates of deposit as a funding source. In recent years, we have also accepted jumbo certificates of deposit through an on-line service, and municipal certificates of deposit, as non-retail funding sources to fund our loan originations. These non-core funding sources are not relationship-based accounts and are generally more price-sensitive than our core deposits of savings and money market accounts and our retail certificates of deposit. Therefore, these deposits carry a greater risk of non-renewal than our core deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in market and other prevailing interest rates, and competition.  Our retail deposits are primarily obtained from areas surrounding our office, and our wholesale funding obtained through on-line listing services.

At December 31, 2019, our certificates of deposit included $23.7 million obtained through an online listing service, $1.3 million of brokered deposits, $8.3 million of municipal deposits and $11.0 million of jumbo (greater than $100,000) retail certificates of deposits and savings accounts.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For the Years Ended December 31,
	2019			2018
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)
Savings (Passbook and money market)	$3,958	6.7%	0.20%	$3,384	6.1%	0.20%
Certificates of deposit:
Online listing service CDs	24,338	41.0	2.33	24,773	44.6	1.95
Retail CDs	20,528	34.5	2.04	18,510	33.3	1.42
Municipal CDs	9,304	15.7	2.55	7,802	14.0	1.91
Brokered CDs	1,298	2.2	2.49	1,138	2.0	2.37

Total deposits	$59,426	100.0%	2.12%	$55,607	100.0%	1.67%

As of December 31, 2019, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $42.2 million.  The following table sets forth the maturity of those certificates as of December 31, 2019.

At December 31,
2019
(In thousands)

Three months or less	$6,854
Over three months through six months	6,002
Over six months through one year	6,497
Over one year to three years	17,238
Over three years	5,601

Total	$42,192

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2019	2018
	(In thousands)

Interest Rate:
Less than 1.00%	$713	$2,190
1.00% - 1.99%	23,688	21,096
2.00% - 2.99%	26,491	27,427
3.00% - 3.99%	4,356	2,283

Total	$55,248	$52,996

The following table sets forth the amount and maturities of all our certificates of deposit by interest rate at December 31, 2019.

	At December 31, 2019
	Period to Maturity
						Percentage
	Less Than	Over One	Over Two			of Total
	or Equal to	Year to Two	Years to	Over Three		Certificate
	One Year	Years	Three Years	Years	Total	Accounts
	(Dollars in thousands)

Interest Rate:
Less than or equal to1.00%	$619	$93	$1	$—	$713	1.3%
1.00% - 1.99%	10,967	5,302	5,311	2,108	23,688	42.9
2.00% - 2.99%	14,049	4,968	3,184	4,290	26,491	47.9
3.00% - 3.99%	348	249	395	3,364	4,356	7.9

Total	$25,983	$10,612	$8,891	$9,762	$55,248	100.0%

Borrowings.    We may obtain advances from the FHLB upon the security of our capital stock in the FHLB and our one- to four-family residential real estate portfolio. We utilize these advances for asset/liability management purposes and for additional funding for our operations.  Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  To the extent such borrowings have different terms to reprice than our deposits, they can change our interest rate risk profile.  Historically, we have utilized longer-term advances to better match the maturities of the long-term, fixed-rate assets which comprise the biggest component of our loan portfolio. At December 31, 2019, we had $21.6 million in outstanding advances from the FHLB.  At December 31, 2019, based on available collateral and our ownership of FHLB common stock, we had access to additional FHLB advances of up to $16.3 million. Additionally, at December 31, 2019, we had access to a $4.3 million line of credit through First National Bankers Bank.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the periods shown:

	At or For the Years Ended
	December 31,
	2019	2018
	(Dollars in thousands)

FHLB:
Balance at end of period	$21,581	$26,030
Average balance during period	$23,764	$27,068
Maximum outstanding at any month end	$27,036	$31,025
Weighted average interest rate at end of period	2.86%	2.78%
Average interest rate during period	2.87%	2.68%

For more information about our borrowings, see Note 10 of the Notes to our Financial Statements beginning on page F-25 of this annual report.

Expense and Tax Allocation Agreements

Eureka Homestead has entered into an agreement with Eureka Homestead Bancorp to provide it with certain administrative support services, whereby Eureka Homestead will be compensated at not less than the fair market value of the services provided.  In addition, Eureka Homestead and Eureka Homestead Bancorp have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Employees

As of December 31, 2019 we had 13 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

REGULATION AND SUPERVISION

General

As a federal savings association,  Eureka Homestead is subject to examination and regulation by the OCC, and is also subject to examination by the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of security holders.  Eureka Homestead also is a member of and owns stock in the FHLB, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees.  Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors.  The receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution.

A less than satisfactory rating may also prevent a financial institution, such as Eureka Homestead or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations.  Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

As a savings and loan holding company, Eureka Homestead Bancorp is required to comply with the rules and regulations of the Federal Reserve Board.  It is required to file certain reports with the Federal Reserve Board and is subject to examination by the enforcement authority of the Federal Reserve Board.  Eureka Homestead Bancorp is also be subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the OCC, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the operations and financial performance of Eureka Homestead Bancorp and Eureka Homestead.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to Eureka Homestead and Eureka Homestead Bancorp.  The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Eureka Homestead and Eureka Homestead Bancorp.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, Eureka Homestead may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits.  Eureka Homestead may also establish subsidiaries that may engage in certain activities not otherwise permissible for Eureka Homestead, including real estate investment and securities and insurance brokerage.

Capital Requirements.  Federal regulations require federally insured depository institutions to meet several minimum capital standards:  a common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a Tier 1 capital to risk-weighted assets ratio of 6.0%, a total capital to risk-weighted assets of 8.0%, and a 4.0% Tier 1 capital to adjusted average total assets leverage ratio.  These capital requirements were effective January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital.  Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities).   Eureka Homestead exercised its AOCI opt-out election.  Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset.  Higher levels of capital are required for asset categories believed to present greater risk.  For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential real estate loans, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% of risk-weighted assets on January 1, 2019.

Legislation enacted in May 2018 requires the federal banking agencies, including the Federal Reserve Board, to establish a “community bank leverage ratio” of between 8 to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion.  Institutions with capital meeting the specified requirements and electing to follow the alternative framework are deemed to comply with the applicable regulatory capital requirements, including the risk based requirements.  The federal regulators issued a final rule that set the optional “community bank leverage ratio” at 9%.

At December 31, 2019,  Eureka Homestead’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2019,  Eureka Homestead was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, Eureka Homestead must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Eureka Homestead must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

Eureka Homestead also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended. This test generally requires a savings association to have at least 75% of its deposits held by the public and earn at least 25% of its income from loans and U.S. government obligations. Alternatively, a savings association can satisfy this test by maintaining at least 60% of its assets in cash, real estate loans and U.S. Government or state obligations.

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2019,  Eureka Homestead was in compliance with the qualified thrift lender test, and at this date its percentage of qualified thrift investments to total assets was approximately 95.72%.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application with the OCC for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;
•	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or
•

the savings association is not eligible for expedited treatment of its filings, generally due to an unsatisfactory CAMELS rating or being subject to a cease and desist order or formal written agreement that requires action to improve the institution’s financial condition.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as Eureka Homestead, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

•	the federal savings association would be undercapitalized following the distribution;
•	the proposed capital distribution raises safety and soundness concerns; or
•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the OCC is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the Federal Deposit Insurance Corporation to publicly disclose their rating. Eureka Homestead received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation.  An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Eureka Homestead.  Eureka Homestead Bancorp will be an affiliate of Eureka Homestead because of its control of Eureka Homestead. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

Eureka Homestead’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Eureka Homestead’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Eureka Homestead’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, shareholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Standards for Safety and Soundness.  Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Interstate Banking and Branching.  Federal law permits well capitalized and well managed holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, recent amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

Prompt Corrective Action.  Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements.  For this purpose, the law establishes five capital categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  Under the regulations, as amended effective January 1, 2015 to incorporate the previously mentioned amendments to the regulatory capital requirements, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an institution classified as less than well capitalized to comply with supervisory actions as if it were in the next lower category.

The OCC may order savings associations that have insufficient capital to take corrective actions. For example, a savings association that is categorized as “undercapitalized” is subject to growth limitations and is required to submit a capital restoration plan, and a holding company that controls such a savings association is required to guarantee that the savings association complies with the restoration plan. A “significantly undercapitalized” savings association may be subject to additional restrictions. Savings associations deemed by the OCC to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.

At December 31, 2019 Eureka Homestead met the criteria for being considered “well capitalized.”

Insurance of Deposit Accounts.  Eureka Homestead is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (“FDIC”).  Eureka Homestead’s deposit accounts are insured by the FDIC, generally up to a maximum of $250,000 per depositor.

The FDIC imposes deposit insurance assessment against all insured depository institutions. An institution’s assessment rate depends upon the perceived risk of the institution to the Deposit Insurance Fund, with institutions deemed less risky paying lower rates.  Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years.  That system was effective July 1, 2016 and replaces a system under which each institution was assigned to a risk category.  Assessment rates (inclusive of possible adjustments) currently range from 1.5 to 30 basis points of each institution’s total assets less tangible capital.  The current scale, also effective July 1, 2016, is a reduction from the previous range of 2.5 to 45 basis points.  The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.  The existing system represents a change, required by the Dodd-Frank Act, from the FDIC’s prior practice of basing the assessment on an institution’s aggregate deposits.

The FDIC has the authority to increase insurance assessments. A significant increase in insurance premiums would have an adverse effect on the operating expenses and results of operations of Eureka Homestead. We cannot predict what deposit insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance at Eureka Homestead.

Privacy Regulations.  Federal regulations generally require that Eureka Homestead disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Eureka Homestead is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Eureka Homestead currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

USA Patriot Act.  Eureka Homestead is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on financial institutions, such as enhanced recordkeeping and customer identification requirements.

Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Other Regulations

Interest and other charges collected or contracted for by Eureka Homestead are subject to state usury laws and federal laws concerning interest rates.  Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

•

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and
•	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of Eureka Homestead also are subject to, among others, the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Home Loan Bank System

Eureka Homestead is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Eureka Homestead was in compliance with this requirement at December 31, 2019. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. Eureka Homestead reviews for impairment, based on the ultimate recoverability, the cost basis of the FHLB. As of December 31, 2019, no impairment has been recognized.

Holding Company Regulation

Eureka Homestead Bancorp is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board.  The Federal Reserve Board has enforcement authority over Eureka Homestead Bancorp and its non-savings institution subsidiaries.  Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Eureka Homestead.

As a savings and loan holding company, Eureka Homestead Bancorp’s activities are limited to those activities permissible by law for financial holding companies (if Eureka Homestead Bancorp makes an election to be treated as a financial holding company and meets the other requirements to be a financial holding company) or multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity.  Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, insurance and underwriting equity securities.  Multiple savings and loan holding companies are authorized to engage in activities specified by federal regulation, including activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the FDIC.  In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.  A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements.  The Dodd-Frank Act requires the Federal Reserve Board to establish minimum consolidated capital requirements for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries.  However, savings and loan holding companies of under $3 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve determines otherwise in particular cases.

The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies.  The Federal Reserve Board has promulgated regulations implementing the “source of strength” policy that require holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Eureka Homestead Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Federal Securities Laws

Eureka Homestead Bancorp common stock is registered with the Securities and Exchange Commission and Eureka Homestead Bancorp  is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in Eureka Homestead Bancorp’s public offering does not cover the resale of those shares.  Shares of common stock purchased by persons who are not affiliates of Eureka Homestead Bancorp may be resold without registration.  Shares purchased by an affiliate of Eureka Homestead Bancorp will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933.  If Eureka Homestead Bancorp meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Eureka Homestead Bancorp that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Eureka Homestead Bancorp, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, Eureka Homestead Bancorp may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as Eureka Homestead Bancorp unless the Federal Reserve Board has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.  Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution.  Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as will be the case with Eureka Homestead Bancorp, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board.  Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board.

Emerging Growth Company Status

Eureka Homestead Bancorp, Inc. is an emerging growth company under the JOBS Act. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of our initial stock offering, (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We expect to lose our status as an emerging growth company on December 31, 2024, five years after the completion of our stock offering.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Eureka Homestead Bancorp, Inc. will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally a company with less than $75 million of voting and non-voting common equity held by non-affiliates). Finally, an emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement. Eureka Homestead Bancorp, Inc. has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

TAXATION

Federal Taxation

General.    Eureka Homestead Bancorp and Eureka Homestead are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Eureka Homestead Bancorp and Eureka Homestead.

Method of Accounting.  For federal income tax purposes, Eureka Homestead Bancorp currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.  The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Minimum Tax.    The alternative minimum tax (“AMT”) for corporations has been repealed for tax years beginning after December 31, 2017.  Any unused minimum tax credit of a corporation may be used to offset regular tax liability for any tax year.  In addition, a portion of unused minimum tax credit is refundable in 2018 through 2021.  The refundable portion is 50% (100% in 2021) of the excess of the minimum tax credit for the year over any credit allowable against regular tax for that year.  At December 31, 2019, Eureka Homestead Bancorp had $0 minimum tax credit carryforward.

Net Operating Loss Carryovers.  Generally, a corporation may carry forward net operating losses generated in tax years beginning after December 31, 2017 indefinitely and can offset up to 80% of taxable income. For the year ended December 31, 2019,  Eureka Homestead Bancorp generated a  $1.4 million federal net operating loss carryforward and Eureka Homestead had a $157,000 net operating loss carryforward generated prior to 2019, which are available for future use. Although these net operating loss carryforwards have no expiration date, we believe that it is more likely than not that the benefit from a portion of the net operating loss carryforwards will not be realized within a reasonable time period.  In recognition of this risk, we have provided a valuation adjustment of $222,000 on the deferred tax asset related to these net operating loss carryforwards.  If or when recognized, the tax benefits related to any reversal of the valuation allowance on the deferred tax asset will be accounted for as a reduction of income tax expense and an increase in equity. Neither Eureka Homestead nor Eureka Homestead Bancorp generated any net operating loss carryforwards for Louisiana.

Capital Loss Carryovers.    Generally, a corporation may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years.  Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried.  As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains.  Any undeducted loss remaining after the five-year carryover period is not deductible.  At December 31, 2019,  Eureka Homestead Bancorp had a $1.1 million capital loss carryover, which expires December 31, 2020. We believe that it is more likely than not that the benefit from the capital loss carryforward will not be realized.  In recognition of this risk, we have provided a valuation adjustment of $227,000 on the deferred tax asset related to this capital loss carryforward.  If or when recognized, the tax benefits related to any reversal of the valuation allowance on the deferred tax asset will be accounted for as a reduction of income tax expense and an increase in equity.

Corporate Dividends.    Eureka Homestead Bancorp may generally exclude from our income 100% of dividends received from Eureka Homestead as a member of the same affiliated group of corporations.

Audit of Tax Returns.  Neither Eureka Homestead Bancorp’s nor Eureka Homestead’s federal income tax returns have been audited in the most recent five-year period.

State Taxation

Eureka Homestead Bancorp is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, “Louisiana taxable income” means net income which is earned by us within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. In addition, Eureka Homestead will be subject to the Louisiana Shares Tax which is imposed on the assessed value of Eureka Homestead’s capital. The formula for deriving the assessed value is to apply the applicable rate to the sum of:

(1)	20% of our capitalized earnings, plus
(2)	80% of our taxable stockholders’ equity, minus

(3)	50% of our real and personal property assessment.

Various items may also be subtracted in calculating a company’s capitalized earnings.

As a Maryland business corporation, Eureka Homestead Bancorp is required to file an annual report with and pay personal property taxes to the State of Maryland.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available on our website at www.eurekahomestead.com. Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

ITEM 1A.        Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies like Eureka Homestead Bancorp.

ITEM 1B.        Unresolved Staff Comments

None.

ITEM 2.           Properties

Properties

At December 31, 2019, the net book value of our properties was $605,000.  We own our full-service office located at 1922 Veterans Memorial Boulevard,  Metairie, Louisiana.  Additionally we own a facility in Baton Rouge, Louisiana with a net book value of $260,000, which serves as a disaster relief/storage facility. We believe that our current facilities are adequate to meet our present and foreseeable needs, other than modest and customary repair and replacement needs.

ITEM 3.            Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2019, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4.            Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information. The Company’s common stock is quoted on the OTC Pink Marketplace under the symbol “ERKH.” The approximate number of holders of record of Eureka Homestead Bancorp common stock as of March 19, 2020 was 40. Certain shares of Eureka Homestead Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Eureka Homestead Bancorp does not currently pay cash dividends on its common stock. Dividend payments by Eureka Homestead Bancorp are dependent on dividends it receives from Eureka Homestead, because Eureka Homestead Bancorp has no source of income other than dividends from Eureka Homestead, earnings from the investment of proceeds from the sale of shares of common stock retained by Eureka Homestead Bancorp and interest payments with respect to Eureka Homestead Bancorp’s loan to the Employee Stock Ownership Plan. See “Item 1. Business − Supervision and Regulation − Federal Banking Regulation − Capital Distributions.”

The following table presents quarterly market information for Eureka Homestead Bancorp’s common stock for the year ended December 31, 2019. The common stock did not trade until July 10, 2019; and accordingly, no information is presented for prior periods.

	High	Low
Quarter ended December 31, 2019	$12.25	$12.05
Quarter ended September 30, 2019	12.50	12.10

(b)	Report of Offering of Securities and Use of Proceeds Therefrom. Not applicable.
(c)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

ITEM 6.            Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations.  The information in this section has been derived from the audited financial statements, which appear beginning on page F-1 of this annual report.  You should read the information in this section in conjunction with the business and financial information regarding the Company and the Bank provided in this annual report.

Overview

Our business consists primarily of taking deposits and securing borrowings and investing those funds, together with funds generated from operations, in one- to four-family residential real estate loans, including non-owner-occupied properties, construction loans for owner-occupied, one- to four-family residential real estate and home equity loans.  To a lesser extent, we also originate multifamily, commercial real estate and consumer loans.  At December 31, 2019, $73.6 million, or 93.8% of our total loan portfolio, was comprised of one- to four-family residential real estate loans, $11.4 million of which were non-owner-occupied loans,  $1.0 million of which were construction loans and $1.7 million of which were home equity loans.

The significant majority of loans we originate are conforming one- to four-family residential real estate loans, and in the low interest rate environment in recent years, almost all of these loans have been long-term, fixed rate loans. In order to address our interest rate risk, in recent years we have sold a significant portion of these conforming, fixed-rate, long-term loans on an industry-standard, servicing-released basis, as well as increasing the percentage of adjustable rate residential loans in portfolio.

We offer a variety of deposit accounts, including savings accounts (passbook and money market) and certificates of deposit.  We utilize advances from the FHLB for funding and asset/liability management purposes. At December 31, 2019, we had $21.6 million in advances outstanding with the FHLB.

We do not offer checking accounts which may impact our ability to attract and grow core deposits.  We have always been dependent, in part, on retail certificates of deposit as a funding source for our loans, and in recent years we have accepted jumbo certificates of deposit through an online service, as well as municipal certificates of deposit. We have used these non-retail funding sources, as well as advances from the FHLB, to fund our loan growth. Pursuant to our business strategy, we are seeking to increase our core deposits, which we consider our savings and money market accounts and our retail certificates of deposit, by more aggressively marketing and pricing our deposit products.

For the year ended December 31, 2019 we had a net loss of ($61,000) compared to net income of $295,000 for 2018. The decrease in net income resulted primarily from  a decrease in net interest income of $232,000, and increases in noninterest expense of $158,000 and income tax expense of $200,000, offset, in part, by an increase of $236,000 in noninterest income.

Eureka Homestead is subject to comprehensive regulation and examination by its primary federal regulator, the Office of the Comptroller of the Currency (“OCC”).

Our executive and administrative office is located at 1922 Veterans Memorial Boulevard,  Metairie, Louisiana 70005, and our telephone number at this address is (504) 834-0242.  Our website address is www.eurekahomestead.com.  Information on our website is not incorporated into this annual report and should not be considered part of this annual report.

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

•

Continuing to focus on one- to four-family residential real estate lending, including our practice of originating for retention in our portfolio, non-owner-occupied real estate loans.  We have been, and will continue to be, primarily a one- to four-family residential real estate lender for borrowers in our market area. As of December 31, 2019, $73.6 million, or 93.8% of our total loan portfolio, consisted of one- to four-family residential real estate loans, including $11.4 million, or 14.5% of our total loan portfolio, of non-owner-occupied real estate loans.  We expect that one- to four-family residential real estate lending will remain our primary lending activity.

•

Maintaining our strong asset quality through conservative loan underwriting.  We intend to maintain strict, quality-oriented loan underwriting and credit monitoring processes.  At December 31, 2019 and December 31, 2018, we had no nonperforming assets, or 0.0%  of total assets.

•

Attracting and retaining customers in our market area and increasing our “core” deposits consisting of savings accounts and retail certificates of deposit.   We intend to increase the emphasis of our savings and money market accounts and retail certificates of deposits by more aggressively marketing and pricing these products,  thereby decreasing our dependence on non-retail certificates of deposit.

•

Remaining a community-oriented institution and relying on high quality service to maintain and build a loyal local customer base. We were established in 1884 and have been operating continuously in the New Orleans metropolitan area since that time. Through the goodwill we have developed over years of providing timely, efficient banking services, we believe that we have been able to attract a solid base of local retail customers on which we hope to continue to build our banking business.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover inherent, but unconfirmed, credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.

Management performs a quarterly evaluation of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The analysis has two components, specific and general allowances. The specific allowance is for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral, adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge is recorded for the difference. The general allowance, which is for loans reviewed collectively, is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes historical loss percentages and qualitative factors that are applied to the loan groups to determine the amount of the allowance for loan losses necessary for loans that are reviewed collectively. The qualitative component is critical in determining the allowance for loan losses as certain trends may indicate the need for changes to the allowance for loan losses based on factors beyond the historical loss history. Not incorporating a qualitative component could misstate the allowance for loan losses. Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Bank can be found in Note 18 of the Financial Statements “– Fair Values of Financial Investments.”

Comparison of Financial Condition at December 31, 2019 and December 31, 2018

Total Assets. Total assets increased $7.9 million, or 8.1%, to $106.0 million at December 31, 2019 from $98.1 million at December 31, 2018.  The increase resulted primarily from increases in cash and cash equivalents of $8.8 million,  interest-earning deposits of $1.0 million and loans held-for-sale of $1.1 million,  offset in part by decreases in investment securities available-for-sale of $461,000, net loans of $2.3 million and deferred tax asset of $275,000.

Cash and Cash Equivalents.  Cash and cash equivalents increased $8.8 million, or 284.3%, to $11.9 million at December 31, 2019 from $3.1 million at December 31, 2018.  The increase was principally due to the proceeds received from the conversion.

Net Loans.   Net loans decreased $2.3 million, or 2.8%, to $78.8 million at December 31, 2019 from $81.1 million at December 31, 2018. During the year ended December 31, 2019,  one- to four-family residential real estate loans decreased $1.6 million, or 2.1%, to $73.6 million from $75.2 million at December 31, 2018, multifamily loans decreased $552,000, or 13.4%, to $3.6 million from $4.1 million at December 31, 2018, commercial real estate loans decreased $59,000, or 5.0%, to $1.1 million from $1.2 million at December 31, 2018 and consumer loans decreased $2,000, or 0.9%, to $209,000 from $211,000 at December 31, 2018.  Decreases in our loan balances reflected our strategy to manage interest rate risk in 2019 by selling most of our conforming one- to four-family residential real estate loan originations which bore lower interest rates.

Securities available-for-sale.  Investment securities available-for-sale,  consisting of government-sponsored mortgage-backed securities and SBA 7a Pools backed by real estate and equipment loans, decreased $461,000, or 8.0%, to $5.3 million at December 31, 2019 from $5.8 million at December 31, 2018 as a result of proceeds from sales and principal repayments of $2.5 million exceeding securities purchases of $2.0 million during the year.

Bank-Owned Life Insurance. At December 31, 2019, our investment in bank owned life insurance was $4.0 million, an increase of $100,000, or 2.4%, from $4.0 million at December 31, 2018. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations.  Bank-owned life insurance also generally provides us noninterest income that is non-taxable.  Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses.  Our investment in bank-owned life insurance at December 31, 2019 was 20.4% of our Tier 1 capital plus our allowance for loan losses.

Deposits.  Deposits increased $1.9 million, or 3.3%, to $58.0 million at December 31, 2019 from $56.2 million at December 31, 2018. Savings accounts and money market accounts decreased $390,000, or 12.2%, to $2.8 million at December 31, 2019 from $3.2 million at December 31, 2018. Certificates of deposit increased $2.3 million, or 4.2%, to $55.2 million at December 31, 2019 from $53.0 million at December 31, 2018.  The increase in certificates of deposit resulted primarily from increases in local retail certificates of deposits. We also utilize non-retail funding sources, such as deposits derived from an online service and from municipalities, to fund our loan origination and growth.

Borrowings.   Borrowings, consisting entirely of Federal Home Loan Bank advances, decreased $4.4 million or 17.1% to $21.6 million at December 31, 2019 from $26.0 million at December 31 2018 due to maturities not renewed as liquidity was available from the proceeds of the stock conversion and the increase in deposits.

Total Equity.  Total equity increased $12.0 million, or 98.4%, to $24.3 million at December 31, 2019 from $12.2 million at December 31, 2018. The increase resulted primarily from proceeds of the conversion and stock offering which closed in July 2019 of $12.0 million.

Comparison of Operating Results for the Years Ended December 31, 2019 and December 31, 2018

General.  We had a net loss of ($61,000) for the year ended December 31, 2019, compared to net income of $295,000 for the year ended December 31, 2018, a decrease of $356,000.   The decrease in net income resulted from a decrease in net interest income of $232,000, a decrease in benefit for loan losses of $2,000 and increases in noninterest expense of $158,000 and income tax expense of $200,000, offset, in part, by an increase of $236,000 in noninterest income.

Interest Income.  Interest income increased $57,000, or 1.5%, to $3.8 million for the year ended December 31, 2019 from $3.7 million for the year ended December 31, 2018. This increase was primarily attributable to a $128,000 increase in interest on other interest-earning assets, offset, in part, by a $71,000 decrease in interest on loans receivable. The average balance of loans decreased $127,000, or 0.2%, to $80.5 million for the year ended December 31, 2019 from $80.6 million for the year ended December 31, 2018, and the average yield on loans decreased eight basis points to 4.31% during 2019 from 4.39% during 2018.   The average balance of investment securities increased $340,000, or 5.5%, to $6.5 million for the year ended December 31, 2019 from $6.1 million for the year ended December 21, 2018, while the average yield on investment securities increased 46 basis points to 2.40% for 2019 from 1.94% for 2018. The average balance of other interest-earning assets increased $4.8 million, or 125.7%, to $8.5 million for the year ended December 31, 2019 from $3.8 million for the year ended December 31, 2018, and the average yield on other interest-earning assets increased six basis points to 1.88% for 2019 from 1.82% for 2018.

Interest Expense. Total interest expense increased $289,000, or 17.5%, to $1.9 million for the year ended December 31, 2019 from $1.7 million for the year ended December 31, 2018.  The increase was primarily due to an increase of $333,000, or 35.9%, in interest expense on deposits, offset, in part, by a decrease of $44,000, or 6.1%, in interest expense on FHLB advances. The average balance of interest-bearing deposits increased $3.8 million, or 6.9%, to $59.4 million for the year ended December 31, 2019 from $55.6 million for the year ended December 31, 2018, and the average cost of interest-bearing deposits increased 45 basis points to 2.12% for 2019 from 1.67% for 2018, reflecting the higher market interest rate environment. The average balance of FHLB advances decreased $3.3 million, or 12.2%, to $23.8 million for the year ended December 31, 2019 from $27.1 million for the year ended December 31, 2018. The average cost of these advances increased 19 basis points to 2.87% for 2019 from 2.68% for 2018.

Net Interest Income.  Net interest income decreased $232,000, or 11.1%, to $1.9 million for the year ended December 31, 2019 from $2.1 million for the year ended December 31, 2018. Average net interest-earning assets increased $4.5 million year to year. This increase was due primarily to an increase in the average balance of other interest-earning assets year to year.  Our interest rate spread decreased 49 basis points to 1.63% for the year ended December 31, 2019 from 2.12% for the year ended December 31, 2018, and our net interest margin decreased 36 basis points to 1.94% for the year ended December 31, 2019 from 2.30% for the year ended December 31, 2018. The decreases in interest rate spread and net interest margin was primarily the result of an increasing interest rate environment during 2019 resulting in our interest-bearing liabilities repricing at a faster rate than the yields on our interest-earning assets, the majority of which are long-term, fixed-rate loans.

Provision for Loan Losses.   We recorded credits in the provision for loan losses of $9,000 for the year ended December 31, 2019 and $11,000 for the year ended December 31, 2018.  The decrease in the credit in the provision for loan losses in 2019 compared to 2018 resulted from our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses.”  The allowance for loan losses was $850,000, or 1.08% of total loans, at December 31, 2019, compared to $850,000, or 1.05% of total loans, at December 31, 2018.  Classified (substandard, doubtful and loss) loans decreased to $567,000 at December 31, 2019 from $580,000 at December 31, 2018.  There were no non-performing loans at December 31, 2019 or December 31, 2018.  Net recoveries were $9,000 in 2019 compared to $11,000 in 2018, a decrease of $2,000.

Noninterest Income. Noninterest income increased $236,000, or 46.7%, to $741,000 for the year ended December 31, 2019 from $505,000 for the year ended December 31, 2018. The increase was primarily due to an increase in fees on loans sold of $234,000 and in gains on sales of securities of $61,000. These increases were partially offset by a decreases in service charges and other income of $24,000, net income from other real estate owned of $23,000 and income from life insurance of $12,000.

Noninterest Expense.   Noninterest expense increased $158,000, or 7.0%, to $2.4 million for 2019 from $2.3 million for 2018. The increase was due primarily to an increase of $95,000, or 6.7%, in salaries and employee benefits, primarily from increased commissions paid on higher loan volume in 2019. The increase in noninterest expense also resulted from increases of $60,000, or 30.6%, in occupancy expense,  $26,000, or 19.7%, in accounting and consulting expense and $3,000, or 0.7% in other expenses.  The increase in occupancy expense resulted from higher maintenance and repairs expenses in 2019 and the increase in accounting and consulting expense resulted from increased accounting and legal fees associated with operating as a public company.  These increases were offset, in part, by a decrease in FDIC deposit insurance premiums of $26,000, or 32.5%.

We expect noninterest expense to increase because of costs associated with operating as a public company for a full year in 2020,  including the expected hiring of additional accounting personnel, and the increased compensation expenses associated with the purchase of shares of common stock by our employee stock ownership plan and the possible implementation of a stock-based benefit plan, if approved by our stockholders.

Income Tax Expense.  Income tax expense increased $200,000 to $254,000 for 2019 compared to $54,000 in 2018.  The increase resulted from a  charge to earnings of $222,000 to establish a valuation allowance on our deferred tax asset.  At this time we believe that it is more likely than not that the benefit from a portion of the NOL carryforwards will not be realized within a reasonable time period to offset the amount of tax net operating losses which are the principal cause of our deferred tax asset.

Average balances and yields.    The following table sets forth average balance sheets, average yields and costs, and certain other information at and for the years indicated.  No tax-equivalent yield adjustments were made, as the effect thereof was not material.  All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Year Ended December 31,
	2019			2018
	Average			Average
	Outstanding		Yield/ Rate	Outstanding		Yield/ Rate
	Balance	Interest	(1)	Balance	Interest	(1)

Interest-earning assets:
Loans, net	$80,834	$3,484	4.31%	$80,957	$3,555	4.39%
Investment securities	6,471	155	2.40	6,131	119	1.94
Other interest-earning assets	8,542	161	1.88	3,785	69	1.82
Total interest-earning assets	95,847	3,800	3.96	90,873	3,743	4.12
Noninterest-earning assets	7,562			7,387
Total assets	$103,409			$98,260

Interest-bearing liabilities:
Savings/Money Market accounts	$3,958	6	0.15	$3,384	7	0.21
Certificates of deposit	55,468	1,255	2.26	52,223	921	1.76
Total interest-bearing deposits	59,426	1,261	2.12	55,607	928	1.67
Borrowings	23,764	682	2.87	27,068	726	2.68
Total interest-bearing liabilities	83,190	1,943	2.34	82,675	1,654	2.00
Other noninterest-bearing liabilities	2,665			3,409
Total liabilities	85,855			86,084
Equity	17,554			12,176
Total liabilities and equity	$103,409			$98,260

Net interest income		$1,857			$2,089
Net interest rate spread (1)			1.63%			2.12%
Net interest-earning assets (2)	$12,657			$8,198
Net interest margin (3)			1.94%			2.30%
Average of interest-earning assets to interest-bearing liabilities	115.21%			109.92%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The total column represents the sum of the prior columns.  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Years Ended December 31,
	2019 vs. 2018
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(In thousands)

Interest-earning assets:
Loans, net	$(6)	$(65)	$(71)
Investment securities	7	29	36
Other interest-earning assets	90	2	92

Total interest-earning assets	91	(34)	57

Interest-bearing liabilities:
Savings accounts	1	(2)	(1)
Certificates of deposit	60	274	334
Total deposits	61	272	333

Borrowings	(105)	61	(44)

Total interest-bearing liabilities	(44)	333	289

Change in net interest income	$135	$(367)	$(232)

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. All directors participate in discussions during the regular board meetings evaluating the interest rate risk inherent in our assets and liabilities, and the level of risk that is appropriate. These discussions take into consideration our business strategy, operating environment, capital, liquidity and performance objectives consistent with the policy and guidelines approved by them.

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we are using to manage interest rate risk are:

•

selling a significant portion of our conforming, long-term, fixed-rate one- to four-family residential real estate loan originations and retaining the non-conforming and shorter-term, fixed-rate and adjustable-rate one- to four-family residential real estate loans that we originate, subject to market conditions and periodic review of our asset/liability management needs;

•

trying to reduce our dependence on non-retail certificates of deposit and borrowings to support lending and investment activities and increasing our reliance on our savings accounts and money market accounts, which are less interest rate sensitive than certificates of deposit;

•	lengthening the weighted average maturity of our liabilities through longer-term funding sources such as fixed-rate advances from the FHLB with terms to maturity of up to 10 years;
•	utilizing a rate lock program for loans that we originate for sale and selling loans pursuant to best efforts delivery contracts to eliminate warehouse and pipeline risk; and
•	holding relatively short-duration, adjustable rate, highly liquid investment securities.

Our board of directors is responsible for the review and oversight of our executive management team and other essential operational staff which are responsible for our asset/liability analysis. These officers act as an asset/liability committee and are charged with developing and implementing an asset/liability management plan, and generally meet monthly to review pricing and liquidity needs and assess our interest rate risk. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We do not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

Economic Value of Equity and Changes in Net Interest Income. We monitor interest rate risk through the use of a simulation model that estimates the amounts by which the fair value of our assets and liabilities (our economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. The quarterly reports developed in the simulation model assist us in identifying, measuring, monitoring and controlling interest rate risk to ensure compliance within our policy guidelines.

The table below sets forth, as of December 31, 2019, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in		Estimated Increase		NPV as a Percentage of
Interest		(Decrease) in NPV		Present Value of Assets (3)
Rates	Estimated				Increase (Decrease)
(basis points) (1)	EVE (2)	Amount	Amount	NPV Ratio (4)	(basis points)
(Dollars in thousands)
+400	$12,751	$(6,642)	(34.25)%	13.34%	(437.82)
+300	14,703	(4,690)	(24.18)	14.81	(289.89)
+200	16,586	(2,807)	(14.47)	16.12	(159.33)
+100	18,251	(1,142)	(5.89)	17.15	(56.00)
―	19,393	—	-	17.71	—
(100)	19,647	254	1.31	17.58	(13.36)
(200)	19,400	7	0.04	17.16	(55.54)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2019, in the event of a 200 basis point decrease in interest rates, we would have experienced a 0.04% increase in EVE. In the event of a 200 basis point increase in interest rates at December 31, 2019, we would have experienced a 14.47% decrease in EVE.

In addition to modeling changes to our EVE, we also analyze estimated changes to net interest income (“NII”) for a prospective twelve-month period under the interest rate scenarios set forth above.  The following tables set forth our NII model as of December 31, 2019.

		Increase (Decrease)
Change in Interest Rates	Estimated Net Interest	in Estimated Net
(Basis Points)	Income (1)	Interest Income

+400	$2,769	11.12%
+300	2,709	8.71
+200	2,644	6.10
+100	2,573	3.25
—	2,492	—
(100)	2,376	(4.65)
(200)	2,222	(10.83)

(1)	The calculated changes assume an immediate shock of the static yield curve.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in EVE and NII require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the EVE and NII tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the EVE and NII tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on EVE and NII and will differ from actual results.

EVE and NII calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At December 31, 2019, we had $21.6 million outstanding in advances from the FHLB, and had the capacity to borrow approximately an additional $16.3 million from the FHLB and an additional $4.3 million on a line of credit with First National Bankers Bank at this date.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash (used in) provided by operating activities was ($2.3 million) and $345,000 for the years ended December 31, 2019 and 2018, respectively. Net cash provided by (used in) investing activities, which consisted primarily of net change in loans receivable, net change in interest-bearing deposits and net change in investment securities, was $1.8 million and ($1.1 million) for the years ended December 31, 2019 and 2018, respectively. Net cash provided by financing activities, consisting primarily of the proceeds from the issuance of common stock due to the conversion and the activity in deposit accounts and FHLB advances, was $9.3 million and $3.2 million for the years ended December 31, 2019 and 2018, respectively, resulting from our strategy of generating liquidity through our deposit base at lower interest rates to fund loan originations.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. We also anticipate continued use of FHLB advances.

At December 31, 2019, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $18.9 million, or 17.47% of adjusted total assets, which is above the well-capitalized required level of $5.4 million, or 5.00%; and total risk-based capital of $19.6 million, or 38.94% of risk-weighted assets, which is above the well-capitalized required level of $5.0 million, or 10.00%. At December 31, 2018, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $12.3 million, or 12.23% of adjusted total assets, which is above the well-capitalized required level of $5.0 million, or 5.0%; and total risk-based capital of $13.0 million, or 25.98% of risk-weighted assets, which is above the well-capitalized required level of $5.0 million, or 10.0%. Accordingly, Eureka Homestead was categorized as well-capitalized at December 31, 2019 and 2018. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements. At December 31, 2019, we had $524,000 of outstanding commitments to originate loans, all of which represented the balance of remaining funds to be disbursed on construction loans in process. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2019 total $26.0 million at December 31, 2019.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the notes to our financial statements beginning on page F-7 of this annual report.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.          Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

ITEM 8.             Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10‑K beginning at page F-1.

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors
Eureka Homestead Bancorp, Inc.
Metairie, Louisiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eureka Homestead Bancorp, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of (loss) income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of years in the two-year period ended December 31, 2019, in conformity with the generally accepted accounting principles in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ T. E. Lott and Company, PA

We have served as the Company’s auditor since 2018.

Columbus, Mississippi
March 30, 2020

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

(in thousands)

	2019	2018

ASSETS

Cash and Cash Equivalents	$11,875	$3,090
Interest-Bearing Deposits	1,740	750
Investment Securities	5,320	5,781
Loans Receivable, Net	78,785	81,072
Loans Held-for-Sale	1,637	533
Accrued Interest Receivable	321	337
Federal Home Loan Bank Stock	1,418	1,376
Premises and Equipment, Net	704	767
Cash Surrender Value of Life Insurance	4,044	3,950
Deferred Tax Asset	5	280
Prepaid Expenses and Other Assets	155	134
Total Assets	$106,004	$98,070

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits	$58,045	$56,183
Advances from Federal Home Loan Bank	21,581	26,030
Advance Payments by Borrowers for Taxes and Insurance	1,425	1,447
Accrued Expenses and Other Liabilities	669	2,171
Total Liabilities	81,720	85,831

Commitments and Contingencies (Note 15)

Shareholders' Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.01 par value, 9,000,000 shares authorized, 1,429,676 shares issued
and outstanding on December 31, 2019	14	—
Additional Paid-in Capital	13,112	—
Unallocated Common Stock Held by:
Employee Stock Ownership Plan (ESOP)	(1,098)	—
Recognition and Retention Plan (RRP)	—	—
Retained Earnings	12,274	12,335
Accumulated Other Comprehensive Loss	(18)	(96)
Total Shareholders' Equity	24,284	12,239
Total Liabilities and Shareholders' Equity	$106,004	$98,070

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands)

	2019	2018
Interest Income:
Loans Receivable	$3,484	$3,555
Investment Securities	155	119
Interest-Bearing Deposits	161	69
Total Interest Income	3,800	3,743
Interest Expense:
Deposits	1,261	928
Advances from Federal Home Loan Bank	682	726
Total Interest Expense	1,943	1,654
Net Interest Income	1,857	2,089

Provision (Credit) for Loan Losses	(9)	(11)
Net Interest Income After Provision (Credit) for Loan Losses	1,866	2,100

Non-Interest Income:
Service Charges and Other Income	100	124
Fees on Loans Sold	541	307
Gain (Loss) on Sales of Investment Securities	6	(55)
Gain on Sale of Other Real Estate	—	23
Income from Life Insurance	94	106
Total Non-Interest Income	741	505

Non-Interest Expenses:
Salaries and Employee Benefits	1,507	1,412
Occupancy Expense	256	196
FDIC Deposit Insurance Premium and Examination Fees	54	80
Data Processing	120	112
Accounting and Consulting	158	132
Other Real Estate Expense	—	1
Insurance	78	71
Legal fees	20	7
Other	221	245
Total Non-Interest Expenses	2,414	2,256
Income Before Income Tax Expense	193	349
Income Tax Expense	254	54
Net (Loss) Income	$(61)	$295

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands)

	2019	2018
Net (Loss) Income	$(61)	$295
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Investment Securities	105	(46)
Reclassification Adjustment for (Gains) Losses Realized	(6)	55
Other Comprehensive Income Before Income Taxes	99	9
Income Tax Effect	(21)	(2)
Other Comprehensive Income, Net of Income Taxes	78	7
Comprehensive Income	$17	$302

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands)

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income/(Loss)	Total

Balance December 31, 2017	$—	$—	$—	$12,040	$(103)	$11,937
Net Income	—	—	—	295	—	295
Other Comprehensive Income	—	—	—	—	7	7
Balance December 31, 2018	—	—	—	12,335	(96)	12,239
Proceeds from Issuance of Common Stock	14	13,102	(1,144)			11,972
ESOP Shares Earned	—	10	46			56
Net Loss	—	—	—	(61)	—	(61)
Other Comprehensive Income	—	—	—	—	78	78
Balance December 31, 2019	$14	$13,112	$(1,098)	$12,274	$(18)	$24,284

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands)

	2019	2018
Cash Flows from Operating Activities:
Net (Loss) Income	$(61)	$295
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used in) Provided by Operating Activities:
Cash (Used in) Provided by Operating Activities:
Provision (Credit) for Loan Losses	(9)	(11)
Depreciation Expense	84	41
Amortization of FHLB Advance Prepayment Penalty	71	72
Provision for Deferred Income Taxes	254	54
Net Amortization of Premium/Discount on Mortgage-Backed Securities	25	14
(Gain) Loss on Sale of Investment Securities	(6)	55
(Gain) on Sale of Premises and Equipment	—	(32)
Stock Dividend on Federal Home Loan Bank Stock	(42)	(35)
(Gain) on Sale of Other Real Estate	—	(23)
Non-cash Compensation for ESOP	56	—
Net (Increase) Decrease in Loans Held-for-Sale	(1,104)	61
Changes in Assets and Liabilities:
Decrease in Accrued Interest Receivable	16	43
(Increase) in CSV of Life Insurance	(94)	(94)
(Increase) Decrease in Prepaid Expenses and Other Assets	(21)	16
(Decrease) in Accrued Expenses and Other Liabilities	(1,502)	(111)
Net Cash (Used in) Provided by Operating Activities	(2,333)	345

Cash Flows from Investing Activities:
Net Decrease (Increase) in Loans	2,287	(1,734)
Proceeds from Maturities of Interest-Bearing Deposits	2,247	6,144
Purchases of Interest-Bearing Deposits	(3,237)	(5,947)
Purchases of Investment Securities	(1,991)	(1,964)
Proceeds from Sales, Calls and Principal Repayments of Investment Securities	2,541	2,289
Purchase of Federal Home Loan Bank Stock	—	—
Purchases of Premises and Equipment	(21)	(105)
Proceeds from Sale of Premises and Equipment	—	102
Proceeds from Sale of Other Real Estate	—	77
Net Cash Provided by (Used in) Investing Activities	1,826	(1,138)

Cash Flows from Financing Activities:
Net Increase in Deposits	1,862	3,092
Proceeds from Stock Offering	13,116	—
Loan to ESOP for Purchase of Stock	(1,144)	—
Advances from Federal Home Loan Bank	5,000	13,500
Payments on Advances from Federal Home Loan Bank	(9,520)	(13,559)
Net (Decrease) Increase in Advance Payments by Borrowers for Taxes and Insurance	(22)	137
Net Cash Provided by Financing Activities	9,292	3,170
Net Increase in Cash and Cash Equivalents	8,785	2,377

Cash and Cash Equivalents at Beginning of Period	3,090	713
Cash and Cash Equivalents at End of Period	$11,875	$3,090

Supplemental Disclosures for Cash Flow Information:
Cash Paid (Refunded) for:
Interest	$1,942	$1,603
Income Taxes	$(10)	—

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain/Loss on Investment Securities	$(99)	$9

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Note 1 - Nature of Operations, Principles of Consolidation, Use of Estimates and Summary of Significant Accounting Policies -

Nature of Operations

Eureka Homestead Bancorp, Inc. (the “Company”) (OTC Pink Marketplace – ERKH) was formed to serve as the stock holding company for Eureka Homestead (the “Bank”) upon completion of its mutual-to-stock conversion. The conversion was effective July 9, 2019. In connection with the conversion, the Company sold 1,429,676 shares of its common stock, including 114,374 shares purchased by the Bank’s employee stock ownership plan, at a price of $10.00 per share.

Unless otherwise indicated or the context otherwise requires, references in these financial statements to “we, “us”, “our”, “Company” and “Bank” refer collectively to Eureka Homestead Bancorp, Inc. and Eureka Homestead on a consolidated basis or to any of those entities, depending on the context.

The Bank is a federal stock savings association subject to regulation by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.  The Company conducts lending and deposit-taking activities from two locations in the New Orleans, Louisiana area.  The Company provides service to customers in the New Orleans and surrounding areas.  The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles and conform to general practices within the industry.

The Company’s loan portfolio consists mainly of loans to homeowners; however, the Company's loan portfolio does include loans secured by non-residential real estate.  The majority of loans are secured by first mortgages on area real estate and are expected to be repaid from the cash flow of the borrower. Some of the activities upon which the economy of the New Orleans area is dependent include the petrochemical industry, the port of New Orleans and economic activity along that region of the Mississippi River, healthcare and tourism. Significant declines in these activities and the general economic conditions in the Company's market areas could affect the borrower’s ability to repay loans and cause a decline in value of the assets securing the loan portfolio.

The Company’s operations are subject to customary business risks associated with activities of a financial institution.  Some of those risks include competition from other institutions and changes in local or national economic conditions, interest rates and regulatory requirements.

Principles of Consolidation

The consolidated financial statements as of and for the years ended December 31, 2019 and 2018 include the Company and the Bank, together referred to as the Company. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for losses on loans, the valuation of other real estate acquired, the valuation of deferred tax assets, other than temporary impairments of securities and the fair value of financial instruments.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans.  Such agencies may have judgments different than management’s and we may determine to adjust our allowance as a result of these regulatory reviews.  Because of these factors, it is reasonably possible that the estimated losses on loans may change in the near term.  However, the amount of the change that is reasonably possible cannot be estimated.

Investment Securities

Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 320, Investments, requires the classification of securities as trading, available-for-sale, or held-to-maturity.  Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically.

Securities classified as available-for-sale are equity securities with readily determinable fair values and those debt securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movement in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. These securities are carried at estimated fair value based on information provided by a third party pricing service with any unrealized gains or losses excluded from net income and reported in accumulated other comprehensive income (loss), which is reported as a separate component of equity, net of the related deferred tax effect.

Investment securities and mortgage-backed securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.

Investment securities and mortgage-backed securities that are bought and held by the Company primarily for the purpose of selling them in the near future are classified as trading securities and reported at fair value.  Unrealized gains and losses are included in earnings.

Premiums and discounts are amortized or accreted over the life of the related security, adjusted for anticipated prepayments, as an adjustment to yield using the effective interest method.  Mortgage-backed securities are subject to prepayment and, accordingly, actual maturities could differ from contractual maturities.  Interest income is recognized when earned.  Gains and losses from the sale of securities are included in earnings when realized and are determined using the specific identification method for determining the cost of securities sold.

Declines in the fair value of individual investment securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.  The written down amount then becomes the security’s new cost basis.  The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans Receivable

The Company grants real estate mortgage and consumer loans to customers.  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for unearned income, the allowance for loan losses, and any unamortized deferred fees or costs on originated loans, and premiums or discounts on purchased loans.  When principal or interest is delinquent for 90 days or more, the Company evaluates the loan for nonaccrual status.

Uncollectible interest on loans that are contractually past due is charged-off, or an allowance is established based on management's periodic evaluation. Past due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower has the ability to make timely periodic interest and principal payments, in which case the loan is returned to accrual status.

Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for actual prepayments.  Amortization of net deferred fees or costs is discontinued for the loans that are deemed to be non-performing.  Additionally, the unamortized net fees or costs are recognized in income when loans are paid-off.

Loans Held-for-Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value. For these loans, gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

Impaired Loans

A loan is considered impaired, in accordance with the impairment accounting guidance of FASB ASC 310-10-35-16, Receivables, when based on current information and events it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower's prior payment record, and the amount of shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis by either the present value of expected cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price of the fair value of the collateral if the loan is collateral dependent.  The portion of increase in present value of the expected future cash flows of impaired loans that is attributable to the passage of time is reported as interest income.  A change in the present value of the expected future cash flows related to impaired loans is reported as an increase or decrease in provision for loan losses.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which is considered to be adequate to reflect estimated credit losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio at the balance sheet date.  The allowance for loan losses is determined based on consideration and assessment of the various credit risk characteristics of the loans that comprise the loan portfolio in accordance with FASB ASC 450, Contingencies, for pools of loans and FASB ASC 310, Receivables, for individually impaired loans.

Management evaluates the allowance for loan losses to assess the risk of loss in the loan portfolio and to determine the adequacy of the allowance for loan losses.  For purposes of this evaluation, loans are aggregated into pools based on various characteristics.  Some of those characteristics include payment status, concentrations, and loan to collateral value and the financial status of borrowers.  The allowance allocated to each of these pools is based on historical charge-off rates, adjusted for changes in the credit risk characteristics within these pools, as determined from current information and analyses.  In determining the appropriate level of the allowance, management also ensures that the overall allowance appropriately reflects current macroeconomic conditions, industry exposure and a margin for the imprecision inherent in most estimates of expected credit losses.  In addition to these factors, management also considers the following for each segment of the loan portfolio when determining the allowance:

• Residential mortgages - This category consists of loans secured by first and junior liens on residential real estate. The performance of these loans may be adversely affected by unemployment rates, local residential real estate market conditions and the interest rate environment.

• Commercial real estate - This category consists of loans primarily secured by office buildings, and retail shopping facilities. The performance of commercial real estate loans may be adversely affected by conditions specific to the relevant industry, the real estate market for the property type and geographic region where the property or borrower is located.

• Construction and land - This category consists of loans to finance the ground-up construction and/or improvement of construction of residential and commercial properties and loans secured by land. The performance of construction and land loans is generally dependent upon the successful completion of improvements and/or land development for the end user, the sale of the property to a third party, or a secondary source of cash flow from the owners. The successful completion of planned improvements and development maybe adversely affected by changes in the estimated property value upon completion of construction, projected costs and other conditions leading to project delays.

• Multi-family residential - This category consists of loans secured by apartment or residential buildings with five or more units used to accommodate households on a temporary or permanent basis. The performance of multi-family loans is generally dependent on the receipt of rental income from the tenants who occupy the subject property. The occupancy rate of the subject property and the ability of the tenants to pay rent may be adversely affected by the location of the subject property and local economic conditions.

• Consumer - This category consists of loans to individuals for household, family and other personal use. The performance of these loans may be adversely affected by national and local economic conditions, unemployment rates and other factors affecting the borrower's income available to service the debt.  All of our consumer loans are secured by our customers’ savings accounts and/or certificates of deposit.

As a result of the uncertainties inherent in the estimation process, management’s estimate of loan losses and the related allowance could change in the near term.

Based on management’s periodic evaluation of the allowance for loan losses, a provision for loan losses is charged to operations if additions to the allowance are required.  Actual loan charge-offs are deducted from the allowance and subsequent recoveries of previously charged-off loans are added to the allowance.

Other Real Estate

Real estate properties acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value on the date of acquisition. Any write-downs at the time of acquisition are charged to the allowance for loan losses.  Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are expensed. Other real estate was $0 and $0 at December 31, 2019 and 2018, respectively, and is included in prepaid expenses and other assets.

Subsequent to acquisition, valuations are periodically performed by management to report these assets at the lower of fair value less costs to sell or cost. Any adjustments resulting from these periodic re-evaluations of property are reflected in a valuation allowance and charged to income.

Premises and Equipment

Land is carried at cost.  Buildings, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization, respectively. Depreciation and amortization are calculated on the straight-line basis and accelerated methods over the estimated useful lives of the assets which range from 3 to 39 years. Expenditures for improvements, which extend the life of an asset, are capitalized and depreciated over the asset’s remaining useful life. Gains or losses realized on the disposition of properties and equipment are reflected in the statements of (loss) income. Expenditures for repairs and maintenance are charged to operating expenses as incurred.

Life Insurance

The Company purchased life insurance on certain employees and directors of the Company. Appreciation in value of the insurance policies is included in noninterest income.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was approximately $17,000 and $27,000 for the years ended December 31, 2019 and 2018, respectively, and is included in other non-interest expenses.

Income Taxes

The Company accounts for income taxes in accordance with income tax guidance of FASB ASC 740, Income Taxes, and has adopted the recent accounting guidance related to accounting for uncertainty in income taxes, which sets forth a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

The income tax guidance results in two components of income tax expense: current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of enacted tax law to the taxable income or excess deductions over revenues.  The Company determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the difference between the book and tax bases of assets and liabilities.  Enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company evaluates all significant tax positions as required by accounting principles generally accepted in the United States of America. As of December 31, 2019 and 2018, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

With few exceptions, the Company is no longer subject to federal tax examinations by tax authorities for years before 2015. Any interest and penalties assessed by income taxing authorities are not significant and are included in non-interest expense in these financial statements.

Comprehensive Income

The Company reports comprehensive income in accordance with the accounting guidance related to FASB ASC 220, Comprehensive Income.  FASB ASC 220 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.  Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes net unrealized gains (losses) on securities and is presented, net of tax, in the statements of comprehensive income.

Statement of Cash Flows

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand, due from banks and deposits with the FHLB. The Company considers all highly liquid debt instruments with original maturities of three months or less (excluding interest-bearing deposits in banks) to be cash equivalents.

Reclassifications

Certain reclassifications may have been made to the 2018 financial statements to conform with the 2019 financial statement presentation. Such reclassifications had no effect on net income or retained earnings as previously reported.

Recent Accounting Pronouncements

Emerging Growth Company Status

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Company is an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies. An emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement. The Company has elected to use the extended transition period described above and intends to maintain its emerging growth company status as allowed under the JOBS Act.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The provisions of the update requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP. In March, 2016 the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. This ASU also provides a practical expedient for contract modifications. For an emerging growth company, the amendments in this update were effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The amendments did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825- 10), Recognition and Measurement of Financial Assets and Financial Liabilities. The provisions of the update require equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. ASU No. 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update requires separate presentation of financial assets and financial liabilities by category and form on the balance sheet or the accompanying notes to the financial statements. In addition, the update clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For an emerging growth company, the amendments in this update were effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), Conforming Amendments Related to Leases. This ASU amends the codification regarding leases in order to increase transparency and comparability. The ASU requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The adoption of this ASU is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on expected credit losses (“ECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (eg. loans and held to maturity securities), including certain off-balance sheet financial instruments (eg. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The ECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the ECL. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within fiscal years beginning after December 15, 2023. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently planning for the implementation of this accounting standard. It is too early to assess the impact this ASU will have on the Company’s Consolidated Financial Statements.

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify the proper classification for certain cash receipts and cash payments, including clarification on debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, among others. For an emerging growth company, the amendments in this update were effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The amendment did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2018, FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently assessing the amendment but does not anticipate it will have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements related to fair value. Certain provisions under ASU 2018-13 require prospective application, while other provisions require retrospective application to all period presented in the financial statements upon adoption. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the amendment but does not anticipate it will have a material impact on the Company’s Consolidated Financial Statements.

Note 2 – Earnings Per Share

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

Earnings per common share were computed based on the following:

Year Ended
December 31,
(in thousands, except per share data)	2019
Numerator:
Net income available to common shareholders	$(61)

Denominator:
Common shares outstanding (Total issued, less unallocated ESOP shares)	1,318

Basic earnings per common share	$(0.05)

Note 3 - Investment Securities -

The amortized cost and fair values of investment securities available-for-sale were as follows:

		Gross	Gross
December 31, 2019:	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Mortgage-Backed Securities:
FHLMC	$2,664	$—	$(19)	$2,645
SBA 7a Pools	2,678	5	(8)	2,675
Total Investment Securities Available-for-Sale	$5,342	$5	$(27)	$5,320

		Gross	Gross
December 31, 2018:	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Mortgage-Backed Securities:
FHLMC	$3,139	$—	$(117)	$3,022
FNMA	232	—	(2)	230
GNMA	612	8	—	620
SBA 7a Pools	1,920	—	(11)	1,909
Total Investment Securities Available-for-Sale	$5,903	$8	$(130)	$5,781

All investment securities held on December 31, 2019 and 2018, were government-sponsored mortgage-backed or SBA pool securities.

The amortized cost and fair values of the investment securities available-for-sale at December 31, 2019, by contractual maturity, are shown below.  For mortgage-backed securities and SBA 7a pools, expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
December 31, 2019	Amortized	Fair
(in thousands)	Cost	Value
Amounts Maturing:
After One Year through Five Years	$123	$123
After Five Years through Ten Years	1,716	1,708
After Ten Years	3,503	3,489
	$5,342	$5,320

No investment securities were pledged to secure advances from the FHLB as of December 31, 2019 and 2018.

Proceeds from sales and calls of available-for-sale investment securities were approximately $683,000 for the year ended December 31, 2019 and $1,076,000 for the year ended December 31, 2018, resulting in approximately $6,000 realized gains for the year ended December 31, 2019 and $55,000 realized losses for the year ended December 31, 2018.

Gross unrealized losses in investment securities at December 31, 2019 and 2018, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more, were as follows:

December 31, 2019
(in thousands)	Less Than 12 Months		12 Months or More		Totals
Security		Unrealized		Unrealized		Unrealized
Description	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Mortgage-Backed
FHLMC	$655	$(4)	$1,990	$(15)	$2,645	$(19)
SBA 7a Pools	—	—	1,692	(8)	1,692	(8)
	$655	$(4)	$3,682	$(23)	$4,337	$(27)

December 31, 2018
(in thousands)	Less Than 12 Months		12 Months or More		Totals
Security		Unrealized		Unrealized		Unrealized
Description	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Mortgage-Backed
FHLMC	$—	$—	$3,022	$(117)	$3,022	$(117)
FNMA	230	(2)	—	—	230	(2)
SBA 7a Pools	1,909	(11)	—	—	1,909	(11)
	$2,139	$(13)	$3,022	$(117)	$5,161	$(130)

Management evaluates securities for other-than temporary impairment on a periodic and regular basis, as well as when economic or market concerns warrant such evaluation as described in Note 1 to these financial statements. No declines at December 31, 2019 and 2018, were deemed to be other-than-temporary.

In analyzing an issuer’s financial condition, management considers whether the federal government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial statements.

Note 4 - Investment in FHLB Stock -

The Company maintains an investment in the membership stock of the Federal Home Loan Bank of Dallas. The carrying amount of this investment is stated at cost which was  $1,418,000 and $1,376,000 at December 31, 2019 and 2018, respectively.  At December 31, 2019 and 2018, the Company meets the required level of FHLB stock.  The stock is pledged as collateral against the advances from the FHLB.

Note 5 - Loans Receivable and the Allowance for Loan Losses -

Loans receivable at December 31, 2019 and December 31, 2018 are summarized as follows:

(in thousands)	2019	2018
Mortgage Loans
1-4 Family	$73,591	$75,185
Multifamily	3,567	4,117
Commercial real estate	1,117	1,175
Consumer Loans	209	211
	78,484	80,688
Plus (Less):
Unamortized Loan Fees/Costs	1,151	1,234
Allowance for Loan Losses	(850)	(850)
Net Loans Receivable	$78,785	$81,072

The performing mortgage loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at December 31, 2019 and 2018.

Management segregates the loan portfolio into portfolio segments which is defined as the level at which the Company develops and documents a systematic method for determining its allowance for loan losses.  The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate.  The following tables set forth, as of December 31, 2019 and 2018, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually.  The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Loan Losses and Recorded Investment in Loans Receivable For the Year Ended December 31, 2019 (in thousands)

			Mortgage-
	Mortgage-	Mortgage-	Commercial
	1-4 Family	Multifamily	Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$807	$31	$12	$—	$850
Charge-Offs	—	—	—	—	—
Recoveries	9	—	—	—	9
Provision	(4)	(4)	(1)	—	(9)
Ending Balance	$812	$27	$11	$—	$850

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$812	$27	$11	$—	$850

Loans Receivable:
Ending Balance	$73,591	$3,567	$1,117	$209	$78,484

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$73,591	$3,567	$1,117	$209	$78,484

The allowance for loan losses for Mortgage 1-4 Family Loans of $812,000 includes an unallocated portion of $437,000 as of December 31, 2019.

Allowance for Loan Losses and Recorded Investment in Loans Receivable For the Year Ended December 31, 2018 (in thousands)

			Mortgage-
	Mortgage-	Mortgage-	Commercial
	1-4 Family	Multifamily	Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$813	$20	$17	$—	$850
Charge-Offs	—	—	—	—	—
Recoveries	11	—	—	—	11
Provision	(17)	11	(5)	—	(11)
Ending Balance	$807	$31	$12	$—	$850

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$807	$31	$12	$—	$850

Loans Receivable:
Ending Balance	$75,185	$4,117	$1,175	$211	$80,688

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$75,185	$4,117	$1,175	$211	$80,688

The allowance for loan losses for Mortgage 1-4 Family Loans of $807,000 includes an unallocated portion of $433,000 as of December 31, 2018.

Management further disaggregates the loan portfolio segments into classes of loans, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

Loan Grades / Classification

The primary purpose of grading loans is to assess credit quality and assist in identifying potential problem loans.  Every loan in the portfolio is assigned a loan grade based on quality and level of risk.  Loan grades are updated as events occur that bear on the collectability of the loan, such as change in payment flow or status of the obligor or collateral.  Changes in loan grades are reported to the Board Loan Committee.

Each credit reviewed is assigned a loan grade based on the following system:

Loan Grade 1Pass – Good

Loans with no identified problems and do not require more than normal attention.  The repayment source is well defined and the borrower/guarantor exhibits no inability of repaying the loan as agreed. The financial information is acceptable and the loan meets credit and policy requirements and exhibits no unusual elements of risk.  The collateral is acceptable and adequate.

Loan Grade 2Pass – Fair

These are performing owner-occupied loans that exhibit diminished borrower capacity, such as sufficiently-aged Troubled Debt Restructurings or loans that are frequently delinquent more than 30 days but less than 60 days.  Also included are performing investor loans with a good payment record but lack updated financial information but are judged from alternate sources to have satisfactory cash flows and a sufficiently strong guarantor.

Loan Grade 3Watch

Owner-occupied loans that are well-secured but are occasionally delinquent more than 60 days but less than 90.  Also included are performing investor loans lacking required current financial information or that demonstrate diminished guarantor capacity and an estimated stressed debt service coverage ratio of less than 1.20.

Loan Grade 4Special Mention (For investment loans only.)

Investment loans that have potential or identified weaknesses that deserve management’s close attention.  If left uncorrected, these may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. These loans are not adversely classified and do not expose the institution to sufficient risk to warrant adverse classification. Default is not imminent.

Adverse  Classifications

Loan Grade 5Substandard

A loan that is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledge, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard.

Loan Grade 6Doubtful

A loan that has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, based on existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors which may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined.

Credit Quality Indicators - Credit Risk Profile Based on Loan Grades at December 31, 2019 (in thousands)

			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
Mortgage Loans:
1 to 4 Family	$72,937	$87	$—	$567	$—	$73,591
Multifamily	3,567	—	—	—	—	3,567
Commercial real estate	1,117	—	—	—	—	1,117
Non-Mortgage Loans:
Consumer	209	—	—	—	—	209
Total	$77,830	$87	$—	$567	$—	$78,484

Credit Quality Indicators - Credit Risk Profile Based on Loan Grades at December 31, 2018 (in thousands)

			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
Mortgage Loans:
1 to 4 Family	$74,514	$91	$—	$580	$—	$75,185
Multifamily	4,117	—	—	—	—	4,117
Commercial real estate	1,175	—	—	—	—	1,175
Non-Mortgage Loans:
Consumer	211	—	—	—	—	211
Total	$80,017	$91	$—	$580	$—	$80,688

At December 31, 2019 and 2018,  loan balances outstanding on non-accrual status amounted to $0 and $0, respectively.  The Company considers loans more than 90 days past due and on nonaccrual as nonperforming loans.

At December 31, 2019 and 2018, the credit quality indicators (performing and nonperforming loans), disaggregated by class of loan, are as follows:

Credit Quality Indicators - Credit Risk Profile Based on Payment Activity at December 31, 2019 (in thousands)

		Non-
	Performing	Performing	Total
Mortgage Loans:
1 to 4 Family	$73,591	$—	$73,591
Multifamily	3,567	—	3,567
Commercial real estate	1,117	—	1,117
Non-Mortgage Loans:
Consumer	209	—	209
Total	$78,484	$—	$78,484

Credit Quality Indicators - Credit Risk Profile Based on Payment Activity at December 31, 2018 (in thousands)

		Non-
	Performing	Performing	Total
Mortgage Loans:
1 to 4 Family	$75,185	$—	$75,185
Multifamily	4,117	—	4,117
Commercial real estate	1,175	—	1,175
Non-Mortgage Loans:
Consumer	211	—	211
Total	$80,688	$—	$80,688

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of December 31, 2019 and 2018. There were no loans over 90 days past due and still accruing as of December 31, 2019 and 2018.

Aged Analysis of Past Due Loans Receivable at December 31, 2019 (in thousands)

	30-59	60-89	90 Days or			Total
	Days	Days	Greater	Total		Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Mortgage Loans:
1 to 4 Family	$—	$89	$—	$89	$73,502	$73,591
Multifamily	—	—	—	—	3,567	3,567
Commercial real estate	—	—	—	—	1,117	1,117
Non-Mortgage Loans:
Consumer	—	—	—	—	209	209
Total	$—	$89	$—	$89	$78,395	$78,484

Aged Analysis of Past Due Loans Receivable at December 31, 2018 (in thousands)

	30-59	60-89	90 Days or			Total
	Days	Days	Greater	Total		Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Mortgage Loans:
1 to 4 Family	$227	$171	$—	$398	$74,787	$75,185
Multifamily	—	—	—	—	4,117	4,117
Commercial real estate	—	—	—	—	1,175	1,175
Non-Mortgage Loans:
Consumer	—	—	—	—	211	211
Total	$227	$171	$—	$398	$80,290	$80,688

Loans Receivable on Nonaccrual Status at December 31 (in thousands)

	2019	2018
Mortgage Loans:
1 to 4 Family	$—	$—

The following is a summary of information pertaining to impaired loans as of December 31, 2019 and December 31, 2018.

Impaired Loans For the Year Ended December 31, 2019 (in thousands)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Mortgage Loans
1-4 Family	$—	$—	$—	$—	$—

Impaired Loans For the Year Ended December 31, 2018 (in thousands)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Mortgage Loans
1-4 Family	$—	$—	$—	$197	$98

The Company seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. For the years ended December 31, 2019 and 2018, the concessions granted to certain borrowers included extending the payment due dates. Once modified in a trouble debt restructuring, a loan is generally considered impaired until its contractual maturity. At the time of the restructuring, the loan is evaluated for an asset-specific allowance for credit losses. The Company continues to specifically reevaluate the loan in subsequent periods, regardless of the borrower’s performance under the modified terms. If a borrower subsequently defaults on the loan after it is restructured, the Company provides an allowance for credit losses for the amount of the loan that exceeds the value of the related collateral.

The following tables summarize information relative to the loan modifications determined to be TDRs during the period:

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Modifications as of December 31, 2019
(in thousands)
Troubled Debt Restructurings:
Mortgage Loans
1-4 Family	—	$—	$—
Total Loans	—	$—	$—

Modifications as of December 31, 2018
(in thousands)
Troubled Debt Restructurings:
Mortgage Loans
1-4 Family	—	$—	$—
Total Loans	—	$—	$—

The Company had no troubled debt restructurings that defaulted subsequent to the restructuring through the date the financial statements were issued.

Note 6 - Accrued Interest Receivable -

Accrued interest receivable at December 31 is summarized as follows:

(in thousands)	2019	2018
Loans Receivable	$310	$324
Mortgage-Backed Securities	10	12
Interest-Bearing Deposits	1	1
	$321	$337

Note 7 - Premises and Equipment –

Major classes of premises and equipment at December 31 are summarized as follows:

(in thousands)	2019	2018
Land	$166	$166
Building	970	1,019
Furniture, Fixtures and Equipment	525	794
Automobiles	93	93
	1,754	2,072
Less Accumulated Depreciation and Amortization	(1,050)	(1,305)
	$704	$767

Depreciation and amortization of premises and equipment amounted to $84,000 and $41,000 in 2019 and 2018, respectively.

Note 8 - Income Taxes -

The total provision for income taxes charged to income amounted to approximately $254,000 and $54,000 for the years ended December 31, 2019 and 2018, respectively. The Tax Cuts and Jobs Act enacted December 22, 2017 reduced the federal corporate income tax rate from 34% to 21% effective January 1, 2018. As a result of the change in statutory rates, the Company recorded a $208,000 write-off of its net deferred tax asset, which was recorded as additional income tax expense during 2017.

Income tax expense for the years ended December 31 is summarized as follows:

(in thousands)	2019	2018
Income Taxes from Continuing Operations:
Current	$—	$—
Deferred	254	54
Income Tax Expense	$254	$54

The following is a reconciliation between income tax expense based on federal statutory tax rates and income taxes reported in the statements of (loss) income:

	2019		2018
(in thousands)	Amount	%	Amount	%
Expected Income Tax Expense at Statutory Rate	$41	21%	$73	21%
Tax Exempt Income	(20)	(10)%	(20)	(6)%
Valuation Allowance for Deferred Tax Asset (Net Operating Loss)	222	87%	—	—%
Other Adjustments - Net	11	6%	1	0%
	$254	104%	$54	15%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred tax assets and (liabilities) were computed using currently enacted corporate tax rates of 21% at December 31, 2019 and 2018.  Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018, were as follows:

(in thousands)	2019	2018
Deferred Loan Fees (Costs)	$(241)	$(259)
Allowance for Loan Losses	124	137
Federal Home Loan Bank Stock	(78)	(69)
Deferred Retirement Agreements	63	377
Tax Carryforward of Loss on Sale of Investment Securities	227	456
Tax Carryforwards of Net Operating Losses	324	15
All Other Temporary Differences	30	54
	449	711
Valuation Allowance for Deferred Tax Asset (Loss on Sale of Investment Securities)	(227)	(456)
Valuation Allowance for Deferred Tax Asset (Net Operating Losses)	(222)	—
	—	255
Unrealized Losses on Securities Available-for-Sale	5	25
Net Deferred Tax Asset	$5	$280

At December 31, 2019 we have a federal income tax Capital Loss carryforward of $1.1 million which expires in 2020.  We believe that it is more likely than not that the benefit from the Capital Loss carryforward will not be realized.  In recognition of this risk, we have provided a valuation adjustment of $227,000 on the deferred tax asset related to this Capital Loss carryforward.  If or when recognized, the tax benefits related to any reversal of the valuation allowance on the deferred tax asset will be accounted for as a reduction of income tax expense and an increase in equity.

At December 31, 2019 we have federal income tax Net Operating Loss (“NOL”) carryforwards of $1.5 million.  Although these NOL carryforwards have no expiration date, we believe that it is more likely than not that the benefit from a portion of the NOL carryforwards will not be realized within a reasonable time period.  In recognition of this risk, we have provided a valuation adjustment of $222,000 on the deferred tax asset related to these NOL carryforwards.  If or when recognized, the tax benefits related to any reversal of the valuation allowance on the deferred tax asset will be accounted for as a reduction of income tax expense and an increase in equity.

Retained earnings at December 31, 2019 and 2018, include approximately $3,986,000 for which no deferred income tax liability has been recognized.  These amounts represent an allocation of income to bad debt deductions for tax purposes only.  Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carry back of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount was approximately $837,000 at December 31, 2019 and 2018.

The Small Business Protection Act of 1996 repealed Internal Revenue Code Section 593, which had allowed thrifts to use the percentage of income method as an alternative for computing their tax bad debt deductions. This act required small thrifts to change their method of computing reserves for bad debts to the experience method in accordance with the provisions of Internal Revenue Code Section 585.  The repeal was effective for taxable years beginning after December 31, 1995.  The Company implemented this change for the year ended December 31, 1996.  As a result of the change, the Company is required to recapture the excess of the thrift’s qualifying and non-qualifying bad debt reserves as of December 31, 1995 over its contracted base year reserves.  The Company had no excess amounts subject to recapture.

In management’s opinion, the reversal of temporary differences and the results of the future operations will generate sufficient earnings to realize the deferred tax assets.

Note 9 - Deposits -

Deposits at December 31 are summarized below (in thousands):

	2019		2018
	Amount	%	Amount	%
Passbook Savings	$2,691	4.6	$3,085	5.5
Money Market Accounts	106	0.2	102	0.2
Certificates of Deposit	55,248	95.2	52,996	94.3
	$58,045	100.0	$56,183	100.0

The weighted average interest rate on deposits at December 31, 2019 and 2018, was 1.91% and 1.97%, respectively.

Scheduled maturities and average interest rates of certificates of deposit at December 31, 2019 are summarized as follows (in thousands):

		Average
		Interest
	Amount	Rate %
2020	$25,983	2.104%
2021	10,611	2.086%
2022	8,892	2.016%
2023	2,611	2.588%
2024	5,058	2.605%
Thereafter	2,093	2.686%
	$55,248	2.177%

The aggregate amount of time deposits with a denomination of greater than $250,000 was approximately $2,088,000 and $2,076,000 at December 31, 2019 and 2018, respectively.  Generally, deposits in excess of $250,000 are not federally insured.

Interest expense on deposits for the years ended December 31 is summarized as follows:

(in thousands)	2019	2018
Passbook Savings	$6	$6
Money Market Accounts	—	1
Certificates of Deposit	1,255	921
	$1,261	$928

Note 10 - Advances from Federal Home Loan Bank (FHLB) -

The FHLB advances consist of the following obligations at December 31, 2019 and 2018 (in thousands):

Effective Interest Rate	2019	2018
Less than 1.00%	$—	$—
1.00% to 1.99%	3,500	5,500
2.00% to 2.99%	8,000	10,000
3.00% to 3.99%	8,134	8,063
4.00% to 4.99%	—	520
5.00% to 5.99%	1,947	1,947
	$21,581	$26,030

The scheduled maturities of FHLB advances at December 31, 2019, are summarized as follows:

Due In	Amount
(in thousands)
2020	$6,197
2021	3,250
2022	—
2023	500
Thereafter	11,634
$21,581

These advances are collateralized by a blanket lien on all of the Company’s mortgage loans and the investment in FHLB stock.

The Company has unused advances available with the FHLB with an additional borrowing capacity at December 31, 2019, of approximately $16.3 million.

The Company also has an unsecured federal funds agreement with FNBB for $4.3 million at a rate to be determined by FNBB when borrowed.  At December 31, 2019 and 2018, there were no federal funds purchased.

Note 11 - Employee Benefit Plans -

401(k) Plan

The Company sponsors a 401(k) profit sharing plan.  Substantially all employees 21 years of age or older who have at least six months of service and have worked 1,000 hours during the year may participate in the plan through salary deferral contributions subject to the plan provisions. The Company makes matching contributions based on a percentage of each participant’s contribution and may also make discretionary contributions to the plan.  The Company matched 100% of the participant’s salary deferral contribution up to 3% and 50% of the participant’s salary deferral contribution of the next 2% of the participant’s annual compensation for 2019 and 2018.  The Company’s contributions to the plan were approximately $44,000 and $41,000 for 2019 and 2018, respectively.

Pension Plan

The Company sponsors a defined contribution pension plan. Substantially all employees 21 years of age or older who have at least one year of service and are employed on the last day of the year may participate in the plan.  The Company contributed 5.4% of the participant’s annual compensation to the plan for 2019 and 2018.  The Company’s contributions to the plan were approximately $67,000 and $96,000 for 2019 and 2018, respectively.

The employees vest in the employer’s contributions 20% a year after the first year in the plans and are fully vested at the completion of six years of service.  The maximum combined employer contribution to both the 401(k) plan and the pension plan is 25% of the total annual compensation paid to each participant.

Employee Stock Ownership Plan

As part of the Company's stock conversion in 2019, an employee stock ownership plan ("ESOP") for eligible employees was established. The leveraged ESOP is accounted for in accordance with the requirements of ASC 718, Compensation -  Stock Compensation. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP.

Shares were purchased by the ESOP with a loan from Eureka Homestead Bancorp, Inc. The ESOP acquired 114,374 shares of the Company's common stock in the conversion. During the year ended December 31, 2019, 4,575 shares were allocated to ESOP plan participants, leaving 109,799 unallocated shares in the ESOP at December 31, 2019. Compensation expense related to the ESOP was $56,000 for the year ended December 31, 2019.

The stock price at the formation date was $10.00. The aggregate fair value of the 109,799 unallocated shares was $1,334,000 based on the $12.15 closing price of the common stock on December 31, 2019.

Under ASC 718, unearned ESOP shares are not considered outstanding and are shown as a reduction of shareholders' equity as unearned compensation. Dividends on unallocated ESOP shares are considered to be compensation expense. The Company recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company's ESOP shares differ from the cost of such shares, the differential is credited to shareholders' equity. The Company receives a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a Company liability.

The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants results in a corresponding reduction in the earnings of Eureka Homestead Bancorp.

Other Retirement Agreements

The Company has entered into retirement agreements with certain directors and several key management employees, all of whom are officers.  Under the director agreements, after ten years in the plan and attaining the age of 75, the Company is to provide to each director the sum of $120,000 payable over a period of 10 years.  (This benefit would be paid to the director’s beneficiaries in a lump sum upon the director’s death.)  Under the employee agreements, the Company was to provide to each covered employee annual benefits for life beginning at age 65 ranging from $66,000 to $85,000.  The employee agreements were terminated on June 30, 2018.  In accordance with the terms of the agreements, the employees received the accrued balance at the termination date, paid one year from the termination date.  The total accrued balance of this benefit was approximately $1.5 million at December 31, 2018 and was paid to the employees in July of 2019.

The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the dates payments are expected to expire.  The expense incurred for this plan for the years ended December 31, 2019 and 2018, amounted to approximately $34,000 and $61,000, respectively. The accrued liability at December 31, 2019 and 2018, amounted to approximately $301,000 and $1,774,000, respectively.

The Company is the beneficiary of life insurance policies, with death benefits totaling approximately $7,174,000 and $7,157,000 at December 31, 2019 and 2018, respectively that have been purchased as a method of financing benefits under the agreements.

Deferred Compensation Agreement

The Company had a deferred compensation plan for the benefit of its former President who retired in 2018.  The plan permitted a portion of the President's annual compensation to be deferred and required the Company to pay the President, upon his retirement, the balance of amounts deferred over a ten-year period.  The plan contained a provision in the event of the President's death that any benefits payable would be paid to his beneficiaries in a lump sum.  Annual amounts that were deferred were included in that year's operating results as compensation expense.  Payments of the benefits were neither guaranteed by the Company nor secured by any of its assets.

The plan was irrevocably terminated in 2017 and the former President received a payment of approximately $187,000 in 2018 in connection with the termination and complete liquidation of the plan.

Neither the other retirement agreements nor the deferred compensation agreement are qualified plans as defined by the provisions of the Internal Revenue Code or the regulations of the Department of Labor.

Split Dollar Life Insurance

The Company entered into a split dollar life insurance agreement on March 1, 2019 with each of Messrs. Haskins and Heintzen to recognize the valuable services of the executives and to encourage them to continue in service with the Company. The split-dollar agreements divide the death proceeds of certain life insurance policies owned by the Company on the lives of the executives with their designated beneficiaries.  The Company paid the life insurance premiums on the policies from its general assets. Under the agreements, Messrs. Haskins and Heintzen or their assignees have the right to designate the beneficiary an amount of death proceeds.  Upon either executive’s death, his beneficiary will be entitled to a benefit equal to the lesser of $700,000 or the net death proceeds from the policies.  The net death proceeds portion is the total death proceeds paid under the policy less the greater of the policy’s cash surrender value or the aggregate premiums paid by the Company on the policy.  Each executive’s interest in the split-dollar agreement terminates under certain circumstances, including the executive’s cessation of all service with the Company.

Note 12 - Accumulated Other Comprehensive Income (Loss) -

The following is a summary of the changes in the balances of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2019 and 2018:

(in thousands)	2019	2018
Unrealized Gains (Losses) on Securities Available-for-Sale:
Balance at Beginning of Year	$(96)	$(103)
Other Comprehensive (Loss)
Before Reclassifications - Net of Tax	(79)	(36)
Reclassification Adjustments for Losses
Realized - Net of Tax	157	43
Balance at End of Year	$(18)	$(96)

Note 13 - Regulatory Matters -

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as of January 1, 2015, of total capital, tier 1 capital, and common equity tier 1 capital to risk-weighted assets (as defined in the regulations), and leverage capital, which is tier 1 capital to adjusted average total assets (as defined). Management believes, as of December 31, 2019 and 2018, that the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 2019 and 2018, the most recent notifications from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To remain categorized as well capitalized, the Bank will have to maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and leveraged capital ratios as disclosed in the table below.  There are no conditions or events since the most recent notification that management believes have changed the Bank’s category.  The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2019:	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk Based Capital
(to Risk Weighted Assets)	$19,568	38.94%	$4,020	8.00%	$5,026	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$18,938	37.68%	$3,015	6.00%	$4,020	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$18,938	37.68%	$2,262	4.50%	$3,267	6.50%
Tier 1 Leverage Capital
(to Adjusted Total Assets)	$18,938	17.47%	$4,336	4.00%	$5,420	5.00%

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2018:	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk Based Capital
(to Risk Weighted Assets)	$12,961	25.98%	$3,992	8.00%	$4,990	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$12,335	24.72%	$2,994	6.00%	$3,992	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$12,335	24.72%	$2,245	4.50%	$3,243	6.50%
Tier 1 Leverage Capital
(to Adjusted Total Assets)	$12,335	12.23%	$4,035	4.00%	$5,044	5.00%

A reconciliation of the Bank’s capital determined under GAAP to Total Capital, Tier 1 Capital, Common Equity Tier 1 Capital and Tier 1 Leverage Capital for December 31, 2019 and 2018, was as follows:

(in thousands)	2019	2018
Total Equity (Bank Only)	$18,920	$12,239
Unrealized Losses on Securities
Available-for-Sale, Net	18	96

Tangible, Tier 1 Capital and Common Equity Tier 1	18,938	12,335
Allowance for Loan Losses Included in Capital	630	626
Total Capital	$19,568	$12,961

The specific reserves included in the Allowance for Loan Losses were not significant as of December 31, 2019 and 2018.

Note 14 - Related Party Transactions –

In the ordinary course of business, the Company has granted loans to directors, officers and employees.   Such loans were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons.

Activity in loans to directors, officers and employees is as follows:

(in thousands)	2019	2018
Balance at Beginning of Year	$382	$507
Add: New Loans or Advances	—	—
Less: Payments	(75)	(125)
Balance at End of Year	$307	$382

The Company also has accepted deposits from directors, officers and employees.  Such deposits were accepted on substantially the same terms as those of other depositors and amounted to approximately $686,000 and $485,000 at December 31, 2019 and 2018, respectively.

Note 15 – Commitments and Contingencies –

In the ordinary course of business, the Company has various outstanding commitments that are not reflected in the accompanying financial statements.  The principal commitments of the Company are as follows:

Lease Commitments

In 2009, the Company entered into an operating lease pertaining to property used for a loan production office. The lease had an original term of three years, beginning April 15, 2009 and expiring March 31, 2012, with the option to extend the lease for six additional three-year periods.  The Company exercised this option through March 31, 2021.

Total rental expense was approximately $48,000 and $47,000 for the years ended December 31, 2019 and 2018, respectively.

The future minimum rental commitments under the operating lease at December 31, 2019 relating to the loan production office are as follows:

Year Ended December 31,	Amount
(in thousands)
2020	$48
2021	12
Total Minimum Payments Required	$60

Note 16 - Financial Instruments with Off-Balance-Sheet Risk -

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

At December 31, 2019 and December 31, 2018, the Company had $524,000 and $793,000 of outstanding commitments to originate loans, respectively, all of which represent the balance of remaining funds to be disbursed on construction loans in process. In recent years we have sold loans on an industry-standard, servicing-released basis. At December 31, 2019, there were mortgage loans sold to investors with limited recourse for certain periods after the date of sale totaling $9.3 million at the sale date. Recourse would apply if the borrower(s) default on any payment within the first four months of the mortgage loan and it remains in default for a period of 90 days, or if the mortgage loan prepays in full within 180 days of the sale date. Should an early payment default occur, the Company shall, at its sole discretion, repurchase such mortgage loan from the purchaser at its current amortized balance plus the service release premium received or indemnify the purchaser by paying the service release premium received plus $5,000. Should a mortgage loan prepay in full within 180 days of the sale date, the Company shall refund to the purchaser the servicing release premium paid. There have been no mortgage loans sold that had an early payment default or that prepaid in full during the recourse period.

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management and counsel, the disposition or ultimate resolution of such proceedings would not have a material adverse effect on the Company's financial statements.

Note 17 - Significant Concentration of Credit Risk –

The Federal Deposit Insurance Corporation (FDIC) provides insurance coverage under defined limits. The Company maintains cash balances at various financial institutions which may periodically exceed the federally insured amount.

Most of the Company’s lending activity is represented by loans receivable secured principally by first mortgages on real estate located within Louisiana.  Additionally, the substantial portion of the real estate upon which the Company has extended credit is on residential properties; however, the Company has extended credit on non-residential properties.

Note 18 - Fair Values of Financial Instruments -

Fair Value Disclosures

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  In accordance with FASB ASC 820, Fair Value Measurements, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based on quoted market prices.  However, in many instances, there are no quoted market prices for the Company's various financial instruments.

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

Therefore, unobservable inputs shall reflect the reporting entity's own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Unobservable inputs shall be developed based on the best information available in the circumstances, which might include the reporting entity's own data.

However, the reporting entity's own data used to develop unobservable inputs shall be adjusted if information is reasonably available without undue cost and effort that indicates that market participants would use different assumptions.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

The following tables present the balances of assets measured on a recurring basis as of December 31, 2019 and 2018.  The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
December 31, 2019:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage-Backed Securities
FHLMC	$2,645	$—	$2,645	$—
SBA 7a Pools	2,675	—	2,675	—
Total Investment Securities	$5,320	$—	$5,320	$—

	Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
December 31, 2018:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage-Backed Securities
FHLMC	$3,022	$—	$3,022	$—
FNMA	230	—	230	—
GNMA	620	—	620	—
SBA 7a Pools	1,909	—	1,909	—
Total Investment Securities	$5,781	$—	$5,781	$—

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

Fair Value at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
December 31, 2019:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans	$—	$—	$—	$—
Other Real Estate	—	—	—	—
Total	$—	$—	$—	$—

Fair Value at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
December 31, 2018:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans	$—	$—	$—	$—
Other Real Estate	—	—	—	—
Total	$—	$—	$—	$—

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

The estimated fair values of the Company’s financial instruments were as follows as of December 31, 2019 and 2018 (in thousands):

	2019		2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and Cash Equivalents	$11,875	$11,875	$3,090	$3,090
Interest-Bearing Deposits	1,740	1,740	750	750
Investment Securities	5,320	5,320	5,781	5,781
Loans - Net	78,785	82,300	81,072	81,442
Loans Held-for-Sale	1,637	1,637	533	533
Accrued Interest Receivable	321	321	337	337
FHLB Stock	1,418	1,418	1,376	1,376
Cash Surrender Value of Life Insurance	4,044	4,044	3,950	3,950
Financial Liabilities:
Deposits	58,045	59,053	56,183	55,507
Advances from FHLB	21,581	22,007	26,030	25,907
Accrued Interest Payable	137	137	136	136

The carrying amounts in the preceding table are included in the balance sheet under the applicable captions; accrued interest payable is included in accrued expenses and other liabilities in the balance sheet.  The contract or notional amounts of the Company’s financial instruments with off balance sheet risk are disclosed in Note 16.

Note 19 - Subsequent Events -

Management has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through March 30, 2020, the date the financial statements were issued.

The outbreak of Coronavirus Disease 2019 (“COVID-19”) could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their obligations to the Company.  The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections.

The spread of the outbreak will likely cause disruptions in the U.S. economy and is highly likely to disrupt banking and other financial activity in the areas in which the Company operates and could potentially create widespread business continuity issues for the Company.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  If the global response to contain COVID-19 escalates or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. Therefore, the extent to which COVID-19 may impact the Company’s financial condition or results of operations cannot be reasonably estimated at this time.

Note 20 – Change in Corporate Form -

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

Note 21 - Condensed Financial Information (Parent Company Only)  -

Presented below is condensed financial information as to the financial position, results of operations and cash flows of the Parent Company:

CONDENSED BALANCE SHEET

DECEMBER 31, 2019

(in thousands)

Assets:
Cash in Bank	$5,392
Due from Subsidiary	4
Investment in Subsidiary	18,920
Total Assets	$24,316

Liabilities and Shareholders' Equity
Liabilities	$32
Shareholders' Equity	24,284
Liabilities and Shareholders' Equity	$24,316

CONDENSED STATEMENT OF LOSS

FOR THE YEAR ENDED DECEMBER 31, 2019

(in thousands)

Income:
Equity in Net Income of Subsidiary	$(22)
Other Income	27
Total Income	5

Expenses:
Professional Fees	85
Other Expense	48
Total Expense	133
Loss Before Income Taxes	(128)
Income Taxes	—
Net Loss	$(128)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2019

(in thousands)

Cash Flows from Operating Activities:
Net Loss	$(128)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Operating Activities:
Cash (Used in) Operating Activities:
(Increase) in Due from Subsidiary	(4)
Non-cash Compensation for ESOP	56
Decrease in Equity in Net Income of Subsidiary	22
Increase in Liabilities	32
Net Cash (Used in) Operating Activities	(22)

Cash Flows from Investing Activities:
Investment in Subsidiary	(6,558)
Net Cash (Used in) Investing Activities	(6,558)

Cash Flows from Financing Activities:
Proceeds from Stock Offering	11,972
Net Cash Provided by Financing Activities	11,972
Net Increase in Cash and Cash Equivalents	5,392

Cash and Cash Equivalents at Beginning of Period	—
Cash and Cash Equivalents at End of Period	$5,392

ITEM 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.         Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Management’s annual report on internal control over financial reporting.

This Annual Report does not include management’s report on internal control over financial reporting or an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies such as Eureka Homestead Bancorp.

ITEM 9B.          Other Information

None

PART III

ITEM 10.            Directors, Executive Officers and Corporate Governance

Shared Management Structure

The directors of Eureka Homestead Bancorp are the same persons who are the directors of Eureka Homestead.  In addition, each executive officer of Eureka Homestead Bancorp is also an executive officer of Eureka Homestead.  Eureka Homestead Bancorp and Eureka Homestead will continue to have common executive officers and directors until there is a business reason to establish separate management structures.

Executive Officers of Eureka Homestead Bancorp and Eureka Homestead

The following table sets forth information regarding the executive officers of Eureka Homestead Bancorp and Eureka Homestead.  Age information is as of December 31, 2019.  The executive officers of Eureka Homestead Bancorp and Eureka Homestead are elected annually.

Name	Age	Position

Alan T. Heintzen	67	Chief Executive Officer
Cecil A. Haskins, Jr.	64	President and Chief Financial Officer

Directors of Eureka Homestead Bancorp and Eureka Homestead

Eureka Homestead Bancorp has seven directors.  Directors serve three-year staggered terms so that approximately one-third of the directors are elected at each annual meeting.  Directors of Eureka Homestead will be elected by Eureka Homestead Bancorp as its sole stockholder.  The following table states our directors’ names, their ages as of December 31, 2019, the years when they began serving as directors of Eureka Homestead and when their current terms expire.

	Position(s) Held With		Director	Current Term
Name(1)	Eureka Homestead	Age	Since	Expires

Alan T. Heintzen	Chairman of the Board and Chief Executive Officer	67	1996	2021
Cecil A. Haskins, Jr.	President, Chief Financial Officer and Director	64	2014	2020
Creed W. Brierre, Sr.	Director	73	2000	2022
Patrick M. Gibbs	Director	72	1998	2022
Nick O. Sagona, Jr.	Director	72	2013	2021
Robert M. Shofstahl	Director	77	1995	2020
Wilbur A. Toups, Jr.	Director	79	1995	2020

(1)	The mailing address for each person listed is 1922 Veterans Memorial Boulevard, Metairie, Louisiana 70005.

Board Independence

Eureka Homestead Bancorp has determined to adopt the standards for “independence” for purposes of board and committee service set forth in the listing standards of the Nasdaq Stock Market.  The board of directors has determined that each of our directors, with the exception of directors Alan T. Heintzen and Cecil A. Haskins, Jr., is “independent” as defined in the listing standards of the Nasdaq Stock Market.  Messrs.  Heintzen and Haskins are not independent because they are executive officers of Eureka Homestead Bancorp and Eureka Homestead.

To our knowledge, there were no other transactions between us and any director or entity controlled by any director, which would interfere with the directors’ exercise of independent judgment in carrying out his responsibilities as a director.

The Business Background of Our Directors and Executive Officers

The business experience for the past five years of each of our directors and executive officers is set forth below.  With respect to directors, the biographies also contain information regarding the person’s experience, qualifications, attributes or skills that caused the Nominating Committee and the board of directors to determine that the person should serve as a director.  Each director is also a director of Eureka Homestead.  Unless otherwise indicated, directors and executive officers have held their positions for the past five years.

Directors

Alan T. Heintzen is our Chief Executive Officer, a position he has held since 1996. Mr. Heintzen is also Chairman of the Board of Directors and our Chief Compliance Officer. In accordance with our succession plan, in July 2018, Mr. Heintzen relinquished the role of President, a position he had held since 1996 and the corresponding oversight of the day-to-day operations of Eureka Homestead, and was elected Chairman of the Board and began working off-site from the Bank’s office.  Including his 22 years of experience at Eureka Homestead, Mr. Heintzen has over 40 years of management experience in the banking profession. Mr. Heintzen’s experience provides the board with a perspective on the day-to-day operations and lending function of Eureka Homestead, and assists the board in assessing the trends and developments in the financial institutions industry on a local and national basis.

Cecil A. Haskins, Jr., CPA is our President and Chief Financial Officer.  He has held the position of President since July 2018 and the position of Chief Financial Officer since September 1999. Mr. Haskins is a certified public accountant with audit and consulting experience for financial institutions nationally and internationally.  Mr. Haskins’ experience provides the Board with the necessary financial perspective of bank operations, and assists the Board in assessing trends and developments in the financial institutions industry on a local and national basis.

Creed W. Brierre, Sr., FAIA is retired. Prior to his retirement in 2015, Mr. Brierre was president of Mathes Brierre Architects, the oldest and largest architecture firm in Louisiana, headquartered in New Orleans.  Mr. Brierre has 45 years of executive managerial and business experience, as well as experience in regulation, contracts, and construction, all of which provide the board of directors with general business acumen.

Patrick M. Gibbs is retired. Prior to his retirement in 2013, for 40 years, Mr. Gibbs was a senior executive at the University of New Orleans, the LSU System, and the University of New Orleans Foundation.  Mr. Gibbs brings to the board his management experience in business and property functions, as well as financing, planning, and construction.  In addition, Mr. Gibbs is a retired, inactive certified public accountant and provides experience in oversight and control to management operations.

Nick O. Sagona, Jr. is retired. Prior to his retirement in 2013, Mr. Sagona was a certified public accountant with 44 years of experience in public accounting.  During that time Mr. Sagona provided accounting, independent audit, tax and advisory services to community financial institutions, including thrifts and commercial banks.  Mr. Sagona’s expertise and background with regard to accounting matters, internal controls, the application of generally accepted accounting principles and business finance provide the board of directors and the Audit Committee with valuable insight into accounting and auditing issues involving Eureka Homestead.

Robert M. Shofstahl is retired.  Prior to his retirement in 2009, Mr. Shofstahl served for 13 years as Chief Administrative Officer of Adams and Reese, a large regional law firm headquartered in New Orleans.  In addition, Mr. Shofstahl has over 45 years of executive management experience in the banking and thrift industry.  Mr. Shofstahl served on the board of the New Orleans branch of the Federal Reserve Bank of Atlanta. Mr. Shofstahl’s broad experience provides the board of directors with broad knowledge of corporate responsibilities and oversight of management.

Wilbur A. Toups, Jr. is retired. Prior to his retirement in 2017, since 2007 Mr. Toups worked as an independent contractor where he did loan review work for two commercial banks. Prior to this, Mr. Toups worked in commercial banking performing loan reviews for commercial banks and as a contract trainer with Omega Performance leading training sessions for various banks both domestically and internationally as well as for bank regulators.  Mr. Toups also worked for 20 years as a commercial loan officer.  Mr. Toups has over 55 years of experience in commercial lending and bank consulting.  In addition, Mr. Toups has conducted numerous commercial lending training courses for industry groups.  Mr. Toups’ experience provides the board of directors with extensive knowledge in all lending matters.

Meetings and Committees of the Board of Directors of Eureka Homestead Bancorp

The board of directors of Eureka Homestead Bancorp met four times in 2019 and the board of Eureka Homestead met 15 times. Eureka Homestead Bancorp has established the following standing committees:  the audit committee, the nominating and corporate governance committee and the compensation committee.  Each of these committees operates under a written charter, which governs its composition, responsibilities and operations. Each member of each committee satisfies the applicable independence requirements of Nasdaq and the Securities and Exchange Commission.

Corporate Governance Policies and Procedures

In addition to establishing committees of our board of directors, we have adopted several policies to govern the activities of both Eureka Homestead Bancorp and Eureka Homestead including a code of business conduct and ethics which applies to all employees and directors, addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations.  In addition, the code of business conduct and ethics is designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations.

Eureka Homestead Bancorp has adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and all other employees and directors. The Code of Ethics is available on our website at www.eurekahomestead.com.

Transactions With Certain Related Persons

Federal law generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from such prohibition for loans made by federally insured financial institutions, such as Eureka Homestead, to their executive officers and directors in compliance with federal banking regulations.  At December 31, 2019, all of our loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Eureka Homestead, and did not involve more than the normal risk of collectability or present other unfavorable features.  These loans were performing according to their original terms at December 31, 2019, and were made in compliance with federal banking regulations.

ITEM 11.           Executive Compensation

Executive Compensation

Summary Compensation Table.  The table below summarizes the total compensation paid to or earned by our Chief Executive Officer and one other executive officer, our President and Chief Financial Officer, whose total compensation exceeded $100,000 during the years ended December 31, 2019 and 2018.  Both individuals listed in the table below are referred to as a “named executive officer.”

Summary Compensation Table
				All other
		Salary	Bonus	Compensation	Total
Name and principal position	Year	($)	($)	($)(1)	($)

Alan T. Heintzen, Chief Executive Officer, Chief Compliance Officer and Chairman of the Board	2019	$77,700	$—	$916,386	$994,086
	2018	$127,200	$—	$271,841	$399,041
Cecil A. Haskins, Jr., President and Chief Financial Officer	2019	$220,875	$—	$640,116	$860,991
	2018	$182,500	$10,000	$38,319	$230,819

(1)	A break-down of the various elements of compensation in this column for 2019 is set forth in the following table:

All Other Compensation
		401(k)			Deferred
	401(k)	Profit	ESOP		Compensation	Total All Other
	Match	Sharing	Allocation		Payments	Compensation
Name	($)	($)	($)	Director Fees ($)	($)(2)	($)
Alan T. Heintzen	$3,108	$5,078	$4,861	$9,000	$894,339	$916,386
Cecil A. Haskins, Jr.	$8,835	$19,467	$13,593	$9,000	$589,221	$640,116

(2)Represents payments made pursuant to the termination of the supplemental executive retirement plan.

Benefit Plans and Agreements

Employment Agreements.  Eureka Homestead has entered into employment agreements with each of Messrs. Heintzen and Haskins that were effective at the completion of the conversion.  Our continued success depends to a significant degree on the skills and competence of our executive officers and the employment agreements are intended to ensure that we maintain a stable management base following the reorganization and offering.

Each of the employment agreements has an initial term of three years. Commencing as of the first anniversary of the effective date of the employment agreement, and as of each subsequent anniversary thereafter, the board of directors may renew the agreement for an additional year so that the remaining term will again become three years.  In addition to base salary, the agreements provide for, among other things, participation in bonus programs and other benefit plans and arrangements applicable to executive employees, use of an automobile owned by Eureka Homestead.  The base salaries for Messrs. Heintzen and Haskins are $113,000 and $228,000, respectively. We may terminate the employment of either executive for cause at any time, in which event they would have no right to receive compensation or other benefits under the employment agreements for any period after their termination of employment.

Certain events resulting in an executive’s termination or resignation will entitle the executive to payments of severance benefits following the termination of employment.  In the event of an executive’s involuntary termination for reasons other than for cause or in the event the executive resigns during the term of the agreement following (a) the failure to appoint the executive to the executive positions set forth in the agreement or a material change in function, duties or responsibilities resulting in a reduction of the responsibility, scope, or importance of the executive’s position, (b) a relocation by more than 35 miles, (c) a material reduction in the benefits or perquisites paid to the executive unless the reduction is part of a reduction that is generally applicable to employees of Eureka Homestead, (d) a liquidation or dissolution of Eureka Homestead or (e) a material breach of the employment agreement by Eureka Homestead, then the executive would become entitled to a severance payment in the form of a cash lump sum equal to the base salary and bonuses or incentive awards the executive would have earned for the remaining unexpired term of the employment agreement.  In addition, the executive would become entitled, at no expense to him, to the continuation of non-taxable medical and dental coverage for up to the remaining unexpired term of the employment agreement.  If the health and dental coverage is not permitted by applicable law or if providing the benefits would subject us to penalties, the executive will receive a cash lump sum payment equal to the value of the benefits.

In the event of a change in control of Eureka Homestead or Eureka Homestead Bancorp, followed by the executive’s involuntary termination other than for cause or upon the executive’s resignation for one of the reasons set forth above, the executive would become entitled to a severance payment in the form of a cash lump sum equal to three times the executive’s  “base amount,” as that term is defined for purposes of Internal Revenue Code Section 280G (i.e., the average annual taxable income paid to him for the five taxable years preceding the taxable year in which the change in control occurs). In addition, the executive would become entitled, at no expense to the executive, to the continuation of non-taxable medical and dental coverage for thirty-six (36) months following his termination of employment, or if the coverage is not permitted by applicable law or if providing the benefits would subject us to penalties, the executive will receive a cash lump sum payment equal to the value of the health and dental benefits.

In the event of the executive’s death, the executive’s estate or beneficiaries will be paid the executive’s base salary through the end of the month in which the executive died and the executive’s dependents will be entitled to continued non-taxable medical, dental and other insurance for one year following the executive’s death.

Under the employment agreement, if the executive becomes disabled within the meaning of the term under Section 409A of the Internal Revenue Code and as set forth in the employment agreement, he will receive benefits under any short-term or long-term disability plans maintained by Eureka Homestead.  We will make up any difference, if any, between the executive’s base salary and the disability benefits for a period of one year.

Under the employment agreement, if the executive retires following his attainment of the age specified in the agreement, he will receive benefits under any applicable retirement or other plans maintained by Eureka Homestead.

Upon termination of the executive’s employment (other than following a change in control), the executive will be subject to certain restrictions on the executive’s ability to compete or to solicit business or employees of Eureka Homestead for a period of one year following his termination of employment.

Supplemental Executive Retirement Plans.  Messrs. Haskins and Heintzen each participated in a Supplemental Executive Retirement Plan.  Under the terms of the plans, Messrs. Haskins and Heintzen were to receive an annual retirement benefit equal to 40% of base salary paid in monthly installments for their lifetimes and their beneficiaries then receive a lump sum payment equal to the monthly payments made under the plans multiplied by an actuarial factor.  Payments were to begin following a separation from service with the Bank and would not begin until the executive attains age 65 if his separation from service occurs prior to that age.  Mr. Heintzen received monthly payments of $7,067 under the plan as a result of his reduced work hours, beginning in July of 2018 through June of 2019.  In June of 2018, the Bank took irrevocable action to terminate the Supplemental Executive Retirement Plans.  As a result of the termination of the plans, the Bank paid the executives the benefits accrued under the plan in a lump sum in July of 2019, in order to comply with federal tax laws.  The accrued benefits paid to Messrs. Haskins and Heintzen were $589,221 and $851,939, respectively.

Deferred Compensation Plan.  Mr. Heintzen and Eureka Homestead were parties to a deferred compensation agreement pursuant to which Mr. Heintzen could defer compensation that otherwise would have been paid to him until a later date and the Bank would credit the deferrals with earnings.  The Bank irrevocably terminated the arrangement in 2018 and Mr. Heintzen received a payment of $187,200 in 2018 in connection with the termination and complete liquidation of the arrangement.

Split Dollar Life Insurance Agreements.  Eureka Homestead has entered into a split dollar life insurance agreement with each of Messrs. Haskins and Heintzen to recognize the valuable services of the executives and to encourage them to continue in service with the Bank. The split-dollar agreements divide the death proceeds of certain life insurance policies owned by the Bank on the lives of the executives with their designated beneficiaries.  Eureka Homestead paid the life insurance premiums on the policies from its general assets. Under the agreements, Messrs. Haskins and Heintzen or their assignees have the right to designate a beneficiary for the death proceeds.  Upon either executive’s death, his beneficiary will be entitled to a benefit equal to the lesser of (i) $700,000 or (ii) the net death proceeds from the policies.  The net death proceeds portion is the total death proceeds paid under the policy less the greater of (x) policy’s cash surrender value or (y) aggregate premiums paid by the Bank on the policy.  Each executive’s interest in the split-dollar agreement terminates under certain circumstances, including the executive’s cessation of all service with the Bank.

401(k) Plan.  Eureka Homestead maintains the Eureka Homestead 401(k) Plan, a tax-qualified defined contribution plan for eligible employees (the “401(k) Plan”).  The named executive officers are eligible to participate in the 401(k) Plan on the same terms as other eligible employees of the Bank.  An eligible employee must complete six months of service and attain the age of 21 to be to begin deferring compensation under the 401(k) Plan. An eligible employee must complete twelve months of service and attain the age of 21 to be to receive supplemental or profit sharing contributions under the plan.

Under the 401(k) Plan a participant may elect to defer, on a pre-tax basis, the maximum amount of compensation permitted by the Internal Revenue Code.  For 2019, the salary deferral contribution limit is $00, provided, however, that a participant over age 50 may contribute an additional $00 to the 401(k) Plan for a total of $00.  In addition to salary deferral contributions, Eureka Homestead makes safe harbor matching contributions equal to 100% of a participant’s salary deferrals, up to 3% of the participant’s compensation, and 50% of a participant’s salary deferrals that exceed 3% but do not exceed 5% of the participant’s compensation.  A participant is always 100% vested in his or her salary deferral contributions and safe-harbor matching contributions.  Eureka Homestead may also make other discretionary matching contributions and other discretionary employer contributions to the plan, including profit sharing contributions, which vest based on a participant’s years of service with the Bank, at the rate of 0% after one year of service, 20% after two years of service, 40% after three years of service, 60% after four years of service, 80% after five years of service and 100% after six years of service. The Bank currently makes a profit-sharing contribution to the plan. Generally, unless the participant elects otherwise, the participant’s account balance will be distributed as a result of the participant’s termination of employment.  Eureka Homestead allowed participant’s in the 401(k) plan to use a portion of their account balances under the plan to subscribe for stock in the offering.  Expense recognized in connection with the 401(k) Plan totaled approximately $111,000 for the year ended December 31, 2019.

Employee Stock Ownership Plan. In connection with the conversion, Eureka Homestead adopted an employee stock ownership plan (“ESOP”) for eligible employees. The ESOP trustee purchased, on behalf of the ESOP,  114,374 shares, equal to 8.0% of the total number of shares of Eureka Homestead Bancorp common stock issued in the conversion and funded the stock purchase with a loan from Eureka Homestead Bancorp.

The trustee will hold the shares purchased by the ESOP in an unallocated suspense account, and shares will be released from the suspense account on a pro-rata basis as the trustee repays the loan.  The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  A participant will vest in his or her account balance based on his or her years of service with the Bank, at the rate of 0% after one year of service, 20% after two years of service, 40% after three years of service, 60% after four years of service, 80% after five years of service and 100% after six years of service.  Participants who were employed by Eureka Homestead immediately prior to the offering will receive credit for vesting purposes for years of service prior to adoption of the ESOP.  Participants also will automatically become fully vested upon normal retirement age, death or disability, a change in control, or termination of the employee stock ownership plan.  Generally, participants will receive distributions from the ESOP upon separation from service in accordance with the terms of the plan document.  The ESOP reallocates any unvested shares forfeited upon termination of employment among the remaining participants. Expense recognized in connection with the ESOP totaled approximately $56,000 for the year ended December 31, 2019.

Director Compensation

The following table sets forth for the year ended December 31, 2019 certain information as to the total remuneration we paid to our directors. Messrs. Heintzen and Haskins each received director fees of $9,000 for the year ended December 31, 2019, which are included in All Other Compensation in the Summary Compensation Table.  Messrs. Heintzen and Haskins do not receive director fees following the completion of the conversion.

Directors Compensation Table For the Year Ended December 31, 2019
	Fees
	Earned or
	Paid in	All Other
	Cash	Compensation	Total
Name	($)	($)(1)	($)
Creed W. Brierre, Sr.	$17,000	—	$17,000
Patrick M. Gibbs	$19,100	—	$19,100
Nick O. Sagona, Jr.	$17,400	—	$17,400
Robert M. Shofstahl	$20,500	$12,000	$32,500
Wilbur A. Toups, Jr.	$17,400	$12,000	$29,400

(1)Represents payments made pursuant to the director retirement plans.

Director Fees.  Directors currently receive fees of $1,000 per board meeting.  Non-employee directors also currently receive fees of $250 per meeting for service on each of the Loan Committee, Audit Committee and Compensation Committee.  Committee chairs receive an additional fee of $100 per meeting.  The secretary receives an additional fee of $150 per board meeting.

Each person who serves as a director of Eureka Homestead Bancorp also serves as a director of Eureka Homestead and earns a fee only in his capacity as a board member of Eureka Homestead. In the future, additional director fees may be paid for Eureka Homestead Bancorp director meetings, although no such determination has been made at this time.

Director Retirement Plans. Eureka Homestead has entered into Director Retirement Plans with each of its non-employee directors.  Under the agreements, a director who remains in service on the board of directors until the normal retirement age specified in the agreement (age 75) will be entitled to receive an annual retirement benefit of $12,000, paid in monthly installments for a period of ten years.  Directors who separate from service prior to age 75, except Mr. Sagona, will also receive an annual benefit of $12,000, paid monthly over a period of ten years.  The early termination benefit payments will not begin, however, until the month following the month in which the director attains age 75. If Mr. Sagona voluntarily separates from service prior to May 1, 2025, he will receive a reduced annual benefit under the plan.  If Mr. Sagona’s separation from service prior to May 1, 2025, is involuntary, he will receive his accrued benefit, paid in equal monthly installments for ten years, beginning the month following the month he attains age 75.  Notwithstanding the foregoing, if Mr. Sagona separates from service prior to May 1, 2025, but following a change in control, his annual benefit will equal $12,000.

Directors will receive the same annual benefit of $12,000 if they suffer a disability while in service, but prior to age 75.  If a director dies prior to a separation from service, the Bank will pay the director’s beneficiary a lump sum payment of $120,000 within 90 days of the death.  If a director dies while receiving monthly payments, the beneficiary will receive the balance of the remaining payments due in a lump sum within 90 days of the death.  If a director is removed for cause (as defined in the agreement), the director will not be entitled to any benefit under the plan.

ITEM 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Persons and groups who beneficially own in excess of five percent of the Company’s common stock are required to file certain reports with the Securities and Exchange Commission (the “SEC”) regarding such ownership. The following table sets forth, as of March 19, 2020 the shares of common stock beneficially owned by the Company’s named executive officers and directors individually, by executive officers and directors as a group, and by each person or group known by us to beneficially own in excess of five percent of the Company’s common stock.

	Amount of Shares
	Owned and Nature	Percent of Shares
Name and Address of	of Beneficial Ownership	of Common Stock
Beneficial Owners	(1)	Outstanding

Five Percent Stockholders:

Maltese Capital Management LLC (2)	140,000	9.8%

Eureka Homestead Employee Stock Ownership Plan 1922 Veterans Memorial Boulevard Metairie, Louisiana 70005 (3)	114,374	8.0%

Firefly Value Partners LP (4)	114,374	8.0%

Directors, Nominees and Executive Officers: (5)

Alan T. Heintzen (6)	15,361	1.1
Cecil A, Haskins, Jr. (7)	16,011	1.1
Creed W. Brierre, Sr.	5,000	*
Patrick M. Gibbs	5,000	*
Nick O. Sagona, Jr.	5,000	*
Robert M. Shofstahl (8)	5,000	*
Wilbur A. Toups, Jr.	2,500	*

All Directors, Nominees and Executive Officers as a Group (7 persons)	53,872	3.8%

*Less than 1%.

(1)In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the Record Date. As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose or direct the disposition of shares. The shares set forth above for directors and executive officers include all shares held directly, as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.

(2)Based on Schedule 13G filed with the SEC on February 13, 2020.

(3)As of March 19, 2020, an aggregate of 4,575 shares held in our employee stock ownership plan have been allocated to participant accounts.

(4)Based on Schedule 13G filed with the SEC on February 11, 2020.

(5) The mailing address for each executive officer and director is 1922 Veterans Memorial Boulevard, Metairie, Louisiana 70005.

(6)Includes 10,000 shares owned by Mr. Heintzen’s 401(k) account; 361 shares allocated to Mr. Heintzen’s ESOP account; 5,000 shares owned by Mr. Heintzen’s wife.

(7)Includes 10,000 shares owned by Mr. Haskins’ 401(k) account; 1,011 shares allocated to Mr. Haskins’ ESOP account; 5,000 shares owned by Mr. Haskins’ wife.

(8)Includes 5,000 shares owned by Mr. Shofstahl’s Individual Retirement Account

ITEM 13.          Certain Relationships and Related Transactions and Director Independence

Board Independence

Eureka Homestead Bancorp has determined to adopt the standards for “independence” for purposes of board and committee service set forth in the listing standards of the Nasdaq Stock Market.  The board of directors has determined that each of our directors, with the exception directors Alan T. Heintzen and Cecil A. Haskins, Jr.,  is “independent” as defined in the listing standards of the Nasdaq Stock Market.  Messrs. Heintzen and Haskins are not independent because he is an executive officer of Eureka Homestead.

To our knowledge, there were no other transactions between Eureka Homestead and any director or entity controlled by any director, which would interfere with the directors’ exercise of independent judgment in carrying out his responsibilities as a director.

ITEM 14.           Principal Accountant Fees and Services

Audit Fees.   The aggregate fees billed for professional services rendered by T.E. Lott & Company (“T.E. Lott”) for the audit of the Company’s annual financial statements for the years ended December 31, 2019 and 2018 were $45,500 and $46,900, respectively.

Audit-Related Fees.   Fees billed for professional services rendered by T.E. Lott that were reasonably related to the performance of the audits described above were $118,250 and $0 for years ended December 31, 2019 and 2018, respectively. The audit-related fees for 2019 include fees incurred in connection with the Company’s initial stock offering, including review of the SEC registration statement filed in connection therewith, and review of the Company’s Forms 10-Q and 10-K.

Tax Fees.   The aggregate fees billed for professional services by Hannis T. Bourgeois, LLP (“Hannis T. Bourgeois”) for tax services were $11,400 for 2019 and $5,000 for 2018.

All Other Fees.   There were no other fees billed in 2019 or 2018 for professional services rendered for the Company by T.E. Lott or Hannis T. Bourgeois for services other than those listed above.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee pre-approved 100% of the tax fees and the other non-audit fees described above during 2019.

PART IV

ITEM 15.     Exhibits and Financial Statement Schedules

(a)(1)Financial Statements

The documents filed as a part of this Form 10-K are:

(A)Report of Independent Registered Public Accounting Firm

(B)Consolidated Balance Sheets as of December 31, 2019 and 2018

(C)Consolidated Statements of Income for the years ended December 31, 2019 and 2018

(D)Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019 and 2018

(E)Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019 and 2018

(E)Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

(F)Notes to Consolidated Financial Statements.

(a)(2)Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)Exhibits

3.1	Articles of Incorporation of Eureka Homestead Bancorp*

3.2	Bylaws of Eureka Homestead Bancorp *

4.1	Form of Common Stock Certificate of Eureka Homestead Bancorp *

4.2	Description of Eureka Homestead Bancorp’s Securities

10.1	Employment Agreement of Alan T. Heintzen *

10.2	Employment Agreement of Cecil A. Haskins, Jr. *

21	Subsidiaries

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	INS XBRL Instance

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation

101	DEF XBRL Taxonomy Extension Definition

101	LAB XBRL Taxonomy Extension Label

101	PRE XBRL Taxonomy Extension Presentation

*Incorporated by reference to the Registration Statement on Form S-1 (file no. 333- 230193), initially filed March 11, 2019.

ITEM 16.           Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eureka Homestead Bancorp, Inc.

Date: March 30, 2020	By:	/s/ Alan T. Heintzen
Alan T. Heintzen
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alan T. Heintzen	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2020
Alan T. Heintzen

/s/ Cecil A. Haskins Jr.	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2020
Cecil A. Haskins Jr.

/s/ Creed W. Brierre Sr.	Director	March 30, 2020

Creed W. Brierre Sr. /s/ Patrick M. Gibbs	Director	March 30, 2020

Patrick M. Gibbs /s/ Nick O. Sagona Jr.	Director	March 30, 2020

Nick O. Sagona Jr. /s/ Robert M. Shofstahl	Director	March 30, 2020

Robert M. Shofstahl /s/ Wilbur A. Toups Jr.	Director	March 30, 2020
Wilbur A. Toups Jr.