Form 10-Q
period 2020-03-31
Eureka Homestead Bancorp, Inc.
filed 2020-05-14
CIK 1769725

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

As of May 14, 2020, 1,429,676 shares of the Company’s common stock, par value $0.01 per share, were issued and outstanding.

Eureka Homestead Bancorp, Inc.

Form 10‑Q

Part I. – Financial Information

Item 1.Consolidated Financial Statements

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2020 AND DECEMBER 31, 2019

(in thousands)

	March 31,	December 31,
	2020	2019

ASSETS

Cash and Cash Equivalents	$13,950	$11,875
Interest-Bearing Deposits	4,735	1,740
Investment Securities	5,120	5,320
Loans Receivable, Net	74,262	78,785
Loans Held-for-Sale	2,349	1,637
Accrued Interest Receivable	331	321
Federal Home Loan Bank Stock	1,426	1,418
Premises and Equipment, Net	690	704
Cash Surrender Value of Life Insurance	4,067	4,044
Deferred Tax Asset	—	5
Prepaid Expenses and Other Assets	183	155
Total Assets	$107,113	$106,004

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits	$57,752	$58,045
Advances from Federal Home Loan Bank	23,597	21,581
Advance Payments by Borrowers for Taxes and Insurance	768	1,425
Deferred Tax Liability	8	—
Accrued Expenses and Other Liabilities	643	669
Total Liabilities	82,768	81,720

Commitments and Contingencies (Note 7)

Shareholders' Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.01 par value, 9,000,000 shares authorized, 1,429,676 shares issued and outstanding on March 31, 2020 and December 31, 2019	14	14
Additional Paid-in Capital	13,133	13,112
Unallocated Common Stock Held by:
Employee Stock Ownership Plan (ESOP)	(1,098)	(1,098)
Retained Earnings	12,267	12,274
Accumulated Other Comprehensive Income (Loss)	29	(18)
Total Shareholders' Equity	24,345	24,284
Total Liabilities and Shareholders' Equity	$107,113	$106,004

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

(in thousands except for Earnings Per Share )

	Three Months Ended March 31
	2020	2019
Interest Income:
Loans Receivable	$801	$879
Investment Securities	32	37
Interest-Bearing Deposits	46	17
Total Interest Income	879	933
Interest Expense:
Deposits	291	282
Advances from Federal Home Loan Bank	157	185
Total Interest Expense	448	467
Net Interest Income	431	466

Provision (Credit) for Loan Losses	—	(9)
Net Interest Income After Provision (Credit) for Loan Losses	431	475

Non-Interest Income:
Service Charges and Other Income	12	24
Fees on Loans Sold	185	63
Income from Life Insurance	23	23
Total Non-Interest Income	220	110

Non-Interest Expenses:
Salaries and Employee Benefits	425	335
Occupancy Expense	53	60
FDIC Deposit Insurance Premium and Examination Fees	15	19
Data Processing	27	29
Accounting and Consulting	50	28
Insurance	20	18
Legal fees	11	—
Other	57	48
Total Non-Interest Expenses	658	537
(Loss) Income Before Income Tax Expense	(7)	48
Income Tax Expense	—	5
Net (Loss) Income	$(7)	$43

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

(in thousands)

	Three Months Ended March 31
	2020	2019
Net (Loss) Income	$(7)	$43
Other Comprehensive Income:
Unrealized Gains on Investment Securities	59	43
Income Tax Effect	(12)	(9)
Other Comprehensive Income, Net of Income Taxes	47	34
Comprehensive Income	$40	$77

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

(in thousands)

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income/(Loss)	Total
Balance, January 1, 2019	$—	$—	$—	$12,335	$(96)	$12,239
Net Income	—	—	—	43	—	43
Other Comprehensive Income	—	—	—	—	34	34
Balance, March 31, 2019	$—	$—	$—	$12,378	$(62)	$12,316

Balance, January 1, 2020	$14	$13,112	$(1,098)	$12,274	$(18)	$24,284
ESOP shares earned	—	21	—	—	—	21
Net Loss	—	—	—	(7)	—	(7)
Other Comprehensive Income	—	—	—	—	47	47
Balance, March 31, 2020	$14	$13,133	$(1,098)	$12,267	$29	$24,345

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

(in thousands)

	Three Months Ended March 31
	2020	2019
Cash Flows from Operating Activities:
Net (Loss) Income	$(7)	$43
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used in) Operating Activities:
Cash (Used in) Provided by Operating Activities:
Provision (Credit) for Loan Losses	—	(9)
Depreciation Expense	14	19
Amortization of FHLB Advance Prepayment Penalty	16	18
Provision for Deferred Income Taxes	—	5
Net Amortization of Premium/Discount on Mortgage-Backed Securities	—	9
Stock Dividend on Federal Home Loan Bank Stock	(8)	(10)
Non-cash Compensation for ESOP	21	—
Net (Increase) Decrease in Loans Held-for-Sale	(712)	303
Changes in Assets and Liabilities:
(Increase) in Accrued Interest Receivable	(10)	(14)
(Increase) in CSV of Life Insurance	(23)	(23)
(Increase) in Prepaid Expenses and Other Assets	(28)	(293)
(Decrease) in Accrued Expenses and Other Liabilities	(26)	(57)
Net Cash (Used in) Operating Activities	(763)	(9)

Cash Flows from Investing Activities:
Net Decrease in Loans	4,523	402
Purchases of Interest-Bearing Deposits	(2,995)	—
Purchases of Investment Securities	—	(991)
Proceeds from Sales, Calls and Principal Repayments of Investment Securities	260	203
Purchases of Premises and Equipment	—	(7)
Net Cash Provided by (Used in) Investing Activities	1,788	(393)

Cash Flows from Financing Activities:
Net (Decrease) Increase in Deposits	(293)	2,826
Advances from Federal Home Loan Bank	2,000	2,000
Payments on Advances from Federal Home Loan Bank	—	(4,000)
Net (Decrease) in Advance Payments by Borrowers for Taxes and Insurance	(657)	(531)
Net Cash Provided by Financing Activities	1,050	295
Net Increase (Decrease) in Cash and Cash Equivalents	2,075	(107)

Cash and Cash Equivalents at Beginning of Period	11,875	3,090
Cash and Cash Equivalents at End of Period	$13,950	$2,983

Supplemental Disclosures for Cash Flow Information:
Cash Paid for:
Interest	$480	$447

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain/Loss on Investment Securities	$38	$43

The accompanying notes are an integral part of these financial statements.

Eureka Homestead Bancorp, Inc.

Form 10‑Q

EUREKA HOMESTEAD BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020  (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2020 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”). Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report.

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

In September 2016, the FASB issued ASU 2016‑13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g., loans and held to maturity securities), including certain off-balance sheet financial instruments (e.g., commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The CECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the CECL. The ASU also amends the current available-for-sale security impairment model for debt securities whereby credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. For an emerging growth company, the amendments in this update, as amended through more recent related ASUs, are effective for fiscal years beginning after December 15, 2022, and interim periods within fiscal years beginning after December 15, 2023. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently planning for the implementation of this accounting standard. It is too early to assess the impact this ASU will have on the Company’s Consolidated Financial Statements.

In June 2018, the FASB issued ASU No. 2018‑07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently assessing the amendments but does not anticipate they will have a material impact on the Company’s Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this ASU are effective for fiscal years, and interim periods with those fiscal years, beginning after December 15, 2020, with early adopting permitted. The Company is currently assessing the impact of the adoption of this standard on the Company’s consolidated financial position.

Note 3 – Earnings Per Share -

Basic earnings per share (“EPS”) represents income (loss) available to common shareholders divided by the weighted average number of common shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Earnings per common share were computed based on the following:

Three Months Ended
March 31,
(in thousands, except per share data)	2020
Numerator:
Net (loss) available to common shareholders	$(7)

Denominator:
Common shares outstanding (Total issued, less unallocated ESOP shares)	1,320

Basic (loss) per common share	$(0.01)

Note 4 – Investment Securities -

The amortized cost and fair values of investment securities available-for-sale were as follows:

		Gross	Gross
March 31, 2020:	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Mortgage-Backed Securities:
FHLMC	$2,477	$43	$(2)	$2,518
SBA 7a Pools	2,606	5	(9)	2,602
Total Investment Securities Available-for-Sale	$5,083	$48	$(11)	$5,120

		Gross	Gross
December 31, 2019:	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Mortgage-Backed Securities:
FHLMC	$2,664	$—	$(19)	$2,645
SBA 7a Pools	2,678	5	(8)	2,675
Total Investment Securities Available-for-Sale	$5,342	$5	$(27)	$5,320

All investment securities held on March 31, 2020 and December 31, 2019, were government-sponsored mortgage-backed or SBA pool securities.

The amortized cost and fair values of the investment securities available-for-sale at March 31, 2020, by contractual maturity, are shown below. For mortgage-backed securities and SBA 7a pools, expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
March 31, 2020	Amortized	Fair
(in thousands)	Cost	Value
Amounts Maturing:
After One Year through Five Years	$100	$98
After Five Years through Ten Years	1,657	1,648
After Ten Years	3,326	3,374
	$5,083	$5,120

No investment securities were pledged to secure advances from the FHLB at March 31, 2020 and December 31, 2019.

Gross unrealized losses in investment securities at March 31, 2020 and December 31, 2019, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more, are as follows:

March 31, 2020
(in thousands)	Less Than 12 Months		12 Months or More		Totals
Security		Unrealized		Unrealized		Unrealized
Description	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Mortgage-Backed
FHLMC	$98	$(2)	$—	$—	$98	$(2)
SBA 7a Pools	—	—	1,648	(9)	1,648	(9)
	$98	$(2)	$1,648	$(9)	$1,746	$(11)

December 31, 2019
(in thousands)	Less Than 12 Months		12 Months or More		Totals
Security		Unrealized		Unrealized		Unrealized
Description	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Mortgage-Backed
FHLMC	$655	$(4)	$1,990	$(15)	$2,645	$(19)
SBA 7a Pools	—	—	1,692	(8)	1,692	(8)
	$655	$(4)	$3,682	$(23)	$4,337	$(27)

Management evaluates securities for other-than temporary impairment on a periodic and regular basis, as well as when economic or market concerns warrant such evaluation. No declines at March 31, 2020 and December 31, 2019, were deemed to be other-than-temporary.

In analyzing an issuer’s financial condition, management considers whether the federal government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial statements.

Note 5 – Loans Receivable and the Allowance for Loan Losses -

Loans receivable at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31,	December 31,
(in thousands)	2020	2019
Mortgage Loans
1-4 Family	$69,532	$73,591
Multifamily	3,215	3,567
Commercial real estate	1,095	1,117
Consumer Loans	206	209
	74,048	78,484
Plus (Less):
Unamortized Loan Fees/Costs	1,064	1,151
Allowance for Loan Losses	(850)	(850)
Net Loans Receivable	$74,262	$78,785

The performing mortgage loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at March 31, 2020 and December 31, 2019.

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

The following tables set forth, as of March 31, 2020 and December 31, 2019, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Loan Losses and Recorded Investment in Loans Receivable
March 31, 2020 (in thousands)

			Mortgage-
	Mortgage-	Mortgage-	Commercial
	1-4 Family	Multifamily	Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$812	$27	$11	$—	$850
Charge-Offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision	(15)	11	4	—	—
Ending Balance	$797	$38	$15	$—	$850

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$797	$38	$15	$—	$850

Loans Receivable:
Ending Balance	$69,532	$3,215	$1,095	$206	$74,048

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$69,532	$3,215	$1,095	$206	$74,048

The allowance for loan losses for Mortgage 1‑4 Family Loans of $797,000 includes an unallocated portion of $378,000 as of March 31, 2020.

Allowance for Loan Losses and Recorded Investment in Loans Receivable
December 31, 2019 (in thousands)

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

The allowance for loan losses for Mortgage 1‑4 Family Loans of $812,000 includes an unallocated portion of $437,000 as of December 31, 2019.

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

Credit Quality Indicators - Credit Risk Profile Based on Loan Grades at March 31, 2020 (in thousands)

			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
Mortgage Loans:
1 to 4 Family	$68,881	$87	$—	$564	$—	$69,532
Multifamily	3,215	—	—	—	—	3,215
Commercial real estate	1,095	—	—	—	—	1,095
Non-Mortgage Loans:
Consumer	206	—	—	—	—	206
Total	$73,397	$87	$—	$564	$—	$74,048

Credit Quality Indicators - Credit Risk Profile Based on Loan Grades at December 31, 2019 (in thousands)

			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
Mortgage Loans:
1 to 4 Family	$72,937	$87	$—	$567	$—	$73,591
Multifamily	3,567	—	—	—	—	3,567
Commercial real estate	1,117	—	—	—	—	1,117
Non-Mortgage Loans:
Consumer	209	—	—	—	—	209
Total	$77,830	$87	$—	$567	$—	$78,484

At March 31, 2020 and December 31, 2019, loan balances outstanding on non-accrual status amounted to $0 and $0, respectively. The Company considers loans more than 90 days past due and on nonaccrual as nonperforming loans.

At March 31, 2020 and December 31, 2019, the credit quality indicators (performing and nonperforming loans), disaggregated by class of loan, are as follows:

Credit Quality Indicators - Credit Risk Profile Based on Payment Activity at March 31, 2020 (in thousands)

		Non-
	Performing	Performing	Total
Mortgage Loans:
1 to 4 Family	$69,532	$—	$69,532
Multifamily	3,215	—	3,215
Commercial real estate	1,095	—	1,095
Non-Mortgage Loans:
Consumer	206	—	206
Total	$74,048	$—	$74,048

Credit Quality Indicators - Credit Risk Profile Based on Payment Activity at December 31, 2019 (in thousands)

		Non-
	Performing	Performing	Total
Mortgage Loans:
1 to 4 Family	$73,591	$—	$73,591
Multifamily	3,567	—	3,567
Commercial real estate	1,117	—	1,117
Non-Mortgage Loans:
Consumer	209	—	209
Total	$78,484	$—	$78,484

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of March 31, 2020 and December 31, 2019. There were no loans over 90 days past due and still accruing as of March 31, 2020 and December 31, 2019.

Aged Analysis of Past Due Loans Receivable at March 31, 2020 (in thousands)

	30-59	60-89	90 Days or			Total
	Days	Days	Greater	Total		Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Mortgage Loans:
1 to 4 Family	$—	$89	$—	$89	$69,443	$69,532
Multifamily	—	—	—	—	3,215	3,215
Commercial real estate	—	—	—	—	1,095	1,095
Non-Mortgage Loans:
Consumer	—	—	—	—	206	206
Total	$—	$89	$—	$89	$73,959	$74,048

Aged Analysis of Past Due Loans Receivable at December 31, 2019 (in thousands)

	30-59	60-89	90 Days or			Total
	Days	Days	Greater	Total		Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Mortgage Loans:
1 to 4 Family	$—	$89	$—	$89	$73,502	$73,591
Multifamily	—	—	—	—	3,567	3,567
Commercial real estate	—	—	—	—	1,117	1,117
Non-Mortgage Loans:
Consumer	—	—	—	—	209	209
Total	$—	$89	$—	$89	$78,395	$78,484

The following is a summary of information pertaining to impaired loans as of March 31, 2020 and December 31, 2019.

Impaired Loans

March 31, 2020

(in thousands)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Mortgage Loans	$—	$—	$—	$—	$—
Non-Mortgage Loans	$—	$—	$—	$—	$—

Impaired Loans

December 31, 2019

(in thousands)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Mortgage Loans	$—	$—	$—	$—	$—
Non-Mortgage Loans	$—	$—	$—	$—	$—

The Company seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. Once modified in a troubled debt restructuring, a loan is generally considered impaired until its contractual maturity. At the time of the restructuring, the loan is evaluated for an asset-specific allowance for credit losses. The Company continues to specifically reevaluate the loan in subsequent periods, regardless of the borrower’s performance under the modified terms. If a borrower subsequently defaults on the loan after it is restructured, the Company provides an allowance for credit losses for the amount of the loan that exceeds the value of the related collateral.

The Company had no troubled debt restructurings as of March 31, 2020 and December 31, 2019 or any that defaulted subsequent to the restructuring through the date the financial statements were issued.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital, tier 1 capital, and common equity tier 1 capital to risk-weighted assets (as defined in the regulations), and leverage capital, which is tier 1 capital to adjusted average total assets (as defined). Management believes, as of March 31, 2020 and December 31, 2019, that the Bank meets all the capital adequacy requirements to which it is subject.

As of March 31, 2020 and December 31, 2019, the most recent notifications from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and leveraged capital ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank’s category. The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
March 31, 2020:	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$19,589	41.23%	$3,800	8.00%	$4,751	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$18,993	39.98%	$2,850	6.00%	$3,800	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$18,993	39.98%	$2,138	4.50%	$3,088	6.50%
Tier 1 Leverage Capital
(to Adjusted Total Assets)	$18,993	18.00%	$4,221	4.00%	$5,276	5.00%

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2019:	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$19,568	38.94%	$4,020	8.00%	$5,026	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$18,938	37.68%	$3,015	6.00%	$4,020	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$18,938	37.68%	$2,262	4.50%	$3,267	6.50%
Tier 1 Leverage Capital
(to Adjusted Total Assets)	$18,938	17.47%	$4,336	4.00%	$5,420	5.00%

A reconciliation of the Bank’s capital determined under GAAP to Total Capital, Tier 1 Capital, Common Equity Tier 1 Capital and Tier 1 Leverage Capital for March 31, 2020 and December 31, 2019, is as follows:

	March 31, 2020	December 31, 2019
(in thousands)	2020	2019
Total Equity (Bank Only)	$19,022	$18,920
Unrealized Losses on Securities
Available-for-Sale, Net	(29)	18

Tangible, Tier 1 Capital and Common Equity Tier 1	18,993	18,938
Allowance for Loan Losses Included in Capital	596	630
Total Capital	$19,589	$19,568

The specific reserves included in the Allowance for Loan Losses were not significant as of March 31, 2020 and December 31, 2019.

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

At March 31, 2020 and December 31, 2019, the Company had $204,000 and $524,000 of outstanding commitments to originate loans, respectively, all of which represents the balance of remaining funds to be disbursed on construction loans in process.  In recent years we have sold loans on an industry-standard, servicing-released basis. At March 31, 2020, there were mortgage loans sold to investors with limited recourse for certain periods after the date of sale totaling $4.4 million at the sale date. Recourse would apply if the borrower(s) default on any payment within the first four months of the mortgage loan and it remains in default for a period of 90 days, or if the mortgage loan prepays in full within 180 days of the sale date. Should an early payment default occur, Eureka Homestead shall, at its sole discretion, repurchase such mortgage loan from the purchaser at its current amortized balance plus the service release premium received or indemnify the purchaser by paying the service release premium received plus $5,000. Should a mortgage loan prepay in full within 180 days of the sale date, Eureka Homestead shall refund to the purchaser the servicing release premium paid. There have been mortgage loans sold that had an early payment default or that prepaid in full during the recourse period.

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management and counsel, the disposition or ultimate resolution of such proceedings would not have a material adverse effect on the Company's consolidated financial statements.

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

The following tables present the balances of assets measured on a recurring basis as of March 31, 2020 and December 31, 2019. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
March 31, 2020:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage-Backed Securities
FHLMC	$2,518	$—	$2,518	$—
SBA 7a Pools	2,602	—	2,602	—
Total Investment Securities	$5,120	$—	$5,120	$—

	Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
December 31, 2019:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage-Backed Securities
FHLMC	$2,645	$—	$2,645	$—
SBA 7a Pools	2,675	—	2,675	—
Total Investment Securities	$5,320	$—	$5,320	$—

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

The fair value of the impaired loans is measured at the fair value of the collateral for collateral-dependent loans. Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens. Repossessed assets are initially recorded at fair value less estimated costs to sell. The fair value of repossessed assets is based on property appraisals and an analysis of similar properties available. As such, the Company records repossessed assets as Level 2. The Company had no impaired loans or repossessed assets at March 31. 2020 or December 31, 2019.

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

The estimated fair values of the Company’s financial instruments are as follows as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and Cash Equivalents	$13,950	$13,950	$11,875	$11,875
Interest-Bearing Deposits	4,735	4,735	1,740	1,740
Investment Securities	5,120	5,120	5,320	5,320
Loans - Net	74,262	79,181	78,785	82,267
Loans Held-for-Sale	2,349	2,572	1,637	1,670
Accrued Interest Receivable	331	331	321	321
FHLB Stock	1,426	1,426	1,418	1,418
Cash Surrender Value of Life Insurance	4,067	4,067	4,044	4,044
Financial Liabilities:
Deposits	57,752	59,708	58,045	59,053
Advances from FHLB	23,597	24,640	21,581	22,007
Accrued Interest Payable	105	105	137	137

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

In connection with the conversion, the Bank issued all of its common stock to the Company, becoming the wholly owned subsidiary of the Company, and the Company issued and sold shares of its capital stock pursuant to an independent valuation appraisal of the Bank and the Company. The stock was priced at $10.00 per share. In addition, the Bank’s board of directors adopted an employee stock ownership plan (ESOP) which subscribed for 8% of the common stock sold in the offering. The Conversion was completed on July 9, 2019 and resulted in the issuance of 1,429,676 common shares by the Company. The cost of the Conversion and issuing the capital stock totaled $1.2 million and was deducted from the proceeds of the offering.

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

Note 10 – Employee Stock Ownership Plan -

As part of the stock conversion, shares were purchased by the ESOP with a loan from Eureka Homestead Bancorp, Inc. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $21,000 for the three month period ended March 31, 2020.

The stock price when issued was $10 per share.  The fair value of the 110,000 unallocated shares was $1.1 million based on the average price of our common stock for the quarter ended March 31, 2020, of $10.30 per share.

Note 11 - Subsequent Events -

Management has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through May 14, 2020, the date the financial statements were issued.

The outbreak of Coronavirus Disease 2019 (“COVID-19”) has adversely impacted a broad range of industries in which the Company’s customers operate and potentially impaired their ability to fulfill their obligations to the Company.  The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections.

The spread of the outbreak has caused disruptions in the U.S. economy and is highly likely to continue to disrupt banking and other financial activity in the areas in which the Company operates and could potentially create widespread business continuity issues for the Company. The full impact on our lending and other business activities as a result of new government and regulatory policies, programs and guidelines, as well as regulators’ reaction to such activities, remains uncertain.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at March 31, 2020 and results of operations and for the three months ended March 31, 2020 and 2019 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10‑Q.

During the quarter ended March 31, 2020, the novel coronavirus (“COVID-19”) had spread world-wide, led to severe unemployment, and is impacting individuals, households and businesses in a multitude of ways. We have been deemed an essential service and exempted from the shutdowns across the country. We continue to operate while keeping the safety and well-being of our employees and customers as our top priority. We continue to meet customers’ needs and have tried to minimize any inconvenience to our customers. Our offices remain open, with drive-thrus fully operational, while lobby access is by appointment only.

Across our workforce, approximately 30% have transitioned to working remotely, relying on our technology infrastructure and systems that we have designed for resilience and security. We have been able to continue serving customers, successfully managing critical functions and keeping our lines of business operating while supporting our employees. We have maintained social distancing measures for our employees working in our offices, have restricted lobby access, and conducted sterilization cleanings of certain of our locations on an as needed basis. We continue to monitor new information from governmental authorities and provide timely communications to our employees.

The Federal and state governments have been diligently working to contain its spread.  The result of these containment strategies has had an enormous impact on the economy and will have a negative impact on borrowers’ ability to make timely loan payments as many businesses are forced to temporarily shut down.  The Federal Reserve System along with the other various regulatory agencies have issued joint guidance to financial institutions who are working with borrowers affected by the coronavirus.  The Company is working with borrowers, instituting a loan deferment program whereby short-term deferral of payments will be provided.  As of April 30, 2020, we have modified 71 loans aggregating $14.9 million, primarily consisting of the deferral of principal and/or interest payments.  We will not report these loans as delinquent and will continue to recognize interest income during the deferral period.  We have increased the qualitative factors in our calculation of the allowance for loan losses for loans to borrowers that have taken advantage of the deferment program.  No increase in the allowance was deemed necessary at March 31, 2020 due to the increase in the qualitative factors. These loans will be closely monitored to determine collectability and accrual and delinquency status will be updated as deemed appropriate.

Under Section 4013 of the Coronavirus Aid, Relief and Economic Security ("CARES") Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”), and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either December 31, 2020 or the 60th day after the end of the COVID-19 national emergency. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. Lastly, prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act.  Based on this guidance, the Company does not believe that TDRs will significantly change as a result of the modifications granted. The full impact on our lending and other business activities as a result of new government and regulatory policies, programs and guidelines, as well as regulators’ reaction to such activities, remains uncertain.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the economic conditions in our market area;
•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);
•	economic and/or policy changes related the COVID-19 pandemic;
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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Eureka Homestead Bancorp, Inc.’s Annual Report in Form 10-K as filed with the Securities and Exchange Commission on March 30, 2020.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Total Assets. Total assets increased $1.1 million, or 1.0%, to $107.1 million at March 31, 2020 from $106.0 million at December 31, 2019. The increase was due primarily to increases of $2.1 million in cash and cash equivalents and $3.0 million in interest-bearing deposits resulting primarily from loan payoffs and an increase in borrowings, and an increase of $712,000 in loans held-for-sale, offset in part by decreases in investment securities available-for-sale of $200,000 and net loans of $4.5 million mainly due to payoffs.

Net Loans. Net loans decreased $4.5 million, or 5.7%, to $74.3 million at March 31, 2020 from $78.8 million at December 31, 2019. During the three months ended March 31, 2020, one- to four-family residential real estate loans decreased $4.1 million, or 5.5%, to $69.5 million from $73.6 million at December 31, 2019, multifamily loans decreased $352,000, or 9.9%, to $3.2 million from $3.6 million at December 31, 2019, commercial real estate loans decreased $22,000, or 2.0%, to $1.1 million from $1.1 million at December 31, 2019 and consumer loans decreased $3,000, or 1.4%, to $206,000 from $209,000 at December 31, 2019.

The reduction in net loans was due primarily to the large amount of refinance activity in the residential loan portfolio.  This activity was stimulated by historically low interest rates available on 30-year fixed- rate home loans.  The prevailing rates were such that, at the time, we chose to sell the refinanced loans rather than keep them in portfolio.  The decrease in multifamily loans was principally due to a principal paydown of $300,000 on one loan.

Interest-Bearing Deposits.  Interest-bearing deposits increased $3.0 million, or 172.1%, to $4.7 million at March 31, 2020 from $1.7 million at December 31, 2019 as a result of deposit purchases of $3.0 million during the three months ended March 31, 2020.

Securities Available-for-Sale. Investment securities available-for-sale, consisting of government-sponsored mortgage-backed securities and SBA 7a pools backed by equipment and mortgage loans, decreased $200,000, or 3.8%, to $5.1 million at March 31, 2020 from $5.3 million at December 31, 2019 as a result of normal repayments of $200,000 during the three months ended March 31, 2020.

Bank-Owned Life Insurance. At March 31, 2020, our investment in bank-owned life insurance was $4.1 million, an increase of $23,000, or 0.6%, from $4.0 million at December 31, 2019. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased $28,000, or 18.1%, to $183,000 at March 31, 2020 from $155,000 at December 31, 2019. The increase resulted principally from an increase of $23,000 in fees receivable on loans sold.

Deposits. Deposits decreased $293,000, or 0.5%, to $57.8 million at March 31, 2020 from $58.0 million at December 31, 2019. Savings accounts and money market accounts decreased $35,000, or 1.3%, to $2.8 million at March 31, 2020 from $2.8 million at December 31, 2019. Certificates of deposit decreased $258,000, or 0.5%, to $55.0 million at March 31, 2020 from $55.2 million at December 31, 2019. The decrease in certificates of deposit resulted primarily from a decrease of $2.2 million in deposits from municipalities, offset in part by increases in local retail certificates of deposit of $933,000 and certificates of deposit derived from an online service of $941,000. We have sometimes utilized the non-retail funding sources to fund our loan origination and growth and to replace Federal Home Loan Bank advances.

Borrowings. Borrowings, consisting entirely of Federal Home Loan Bank (FHLB) advances, increased $2.0 million, or 9.3% to $23.6 million at March 31, 2020 from $21.6 million at December 31, 2019, to take advantage of historically low 5-year advances to help manage interest rate risk.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities decreased $26,000, or 3.9%, to $643,000 at March 31, 2020 from $669,000 at December 31, 2019.  The decrease resulted primarily from decreases in profit sharing accruals and accrued interest payable on deposits, offset somewhat by increases in accrued accounting and consulting fees and accrued commissions on loan originations.

Total Equity. Total equity increased $61,000, or 0.3%, to $24.3 million at March 31, 2020 from $24.3 million at December 31, 2019. The increase resulted primarily from the increase in accumulated other comprehensive income of $47,000 offset by the net loss of $7,000 during the three months ended March 31, 2020.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019

General. We had a net loss of $7,000 for the three months ended March 31, 2020, compared to net income of $43,000 for the three months ended March 31, 2019, a decrease of $50,000. The decrease in net income resulted from a decrease in net interest income of $34,000, and an increase in noninterest expense of $121,000, offset, in part, by an increase of $109,000 in noninterest income.

Interest Income. Interest income decreased $54,000, or 5.8%, to $879,000 for the three months ended March 31, 2020 from $933,000 for the three months ended March 31, 2019. This decrease was primarily attributable to decreases in interest on loans receivable of $78,000 and interest on investment securities of $5,000, offset in part by  an increase in interest on other interest-earning assets of $29,000. The average balance of loans decreased $3.0 million, or 3.7%, to $77.9 million for the three months ended March 31, 2020 from $80.9 million for the three months ended March 31, 2019, and the average yield on loans decreased 24 basis points to 4.11% for the three months ended March 31, 2020 from 4.35% for the three months ended March 31, 2019.  The average balance of investment securities decreased $1.4 million, or 21.0%, to $5.2 million for the three months ended March 31, 2020 from $6.6 million for the three months ended March 31, 2019, while the average yield on investment securities increased 21 basis points to 2.45% for the three months ended March 31, 2020 from 2.24% for the three months ended March 31, 2019. The average balance of other interest-earning assets increased $11.6 million, or 343.4%, to $14.8 million for the three months ended March 31, 2020 from $3.4 million for the three months ended March 31, 2019, and the average yield on other interest-earning assets decreased 79 basis points to 1.23% for the three months ended March 31, 2020 from 2.02% for the three months ended March 31, 2019.

Interest Expense. Total interest expense decreased $20,000, or 4.3%, to $448,000 for the three months ended March 31, 2020 from $468,000 for the three months ended March 31, 2019. The decrease was primarily due to a decrease of $29,000, or 15.6%, in interest expense on advances from FHLB.  This decrease was partially offset by an increase of $9,000 or 3.2% in interest expense on deposits.  The average balance of interest-bearing deposits decreased $1.7 million, or 2.8%, to $57.3 million for the three months ended March 31, 2020 from $59.0 million for the three months ended March 31, 2019, and the average cost of interest-bearing deposits increased 12 basis points to 2.03% for the three months ended March 31, 2020 from 1.91% for the three months ended March 31, 2019. The average balance of FHLB advances decreased $1.9 million, or 8.0%, to $22.1 million for the three months ended March 31, 2020 from $24.0 million for the three months ended March 31, 2019. The average cost of these advances decreased 25 basis points to 2.84% for the three months ended March 31, 2020 from 3.09% for the three months ended March 31, 2019.

Net Interest Income.  Net interest income decreased $34,000, or 7.3%, to $431,000 for the three months ended March 31, 2020 from $465,000 for the three months ended March 31, 2019. Average net interest-earning assets increased $10.6 million period to period. This increase was due primarily to an increase in the average balance of cash and cash equivalents period to period.  The increase in cash and cash equivalents was principally due to funds received in the stock offering. Our interest rate spread decreased to 1.33% for the three months ended March 31, 2020 from 1.86% for the three months ended March 31, 2019, and our net interest margin decreased to 1.76% for the three months ended March 31, 2020 from 2.05% for the three months ended March 31, 2019. The decreases in interest rate spread and net interest margin were primarily the result of lower interest rates on the increased balance of cash and cash equivalents due to the funds received in the stock conversion not yet utilized to fund loans.

Provision for Loan Losses. There was no provision for loan losses for the three months ended March 31, 2020 compared to a benefit of $9,000 for the three months ended March 31, 2019. The allowance for loan losses was $850,000, or 1.15% of total loans, at March 31, 2020, compared to $850,000, or 1.08% of total loans, at December 31, 2019, and $850,000, or 1.08% of total loans, at March 31, 2019. Classified (substandard, doubtful and loss) loans decreased to $564,000 at March 31, 2020 from $567,000 at December 31, 2019 and $578,000 at March 31, 2019. There were no non-performing loans at March 31, 2020 or December 31, 2019 compared to $208,000 at March 31, 2019. There were no charge-offs or recoveries for the three months ended March 31, 2020. There were net recoveries of $9,000 for the three months ended March 31, 2019.

Noninterest Income. Noninterest income increased $109,000, or 98.2%, to $220,000 for the three months ended March 31, 2020 from $111,000 for the three months ended March 31, 2019. The increase was primarily due to an increase of $121,000 in fees on loans sold, offset in part by a decrease in service charges and other income of $12,000.

Noninterest Expense. Noninterest expense increased $121,000, or 22.5%, to $658,000 for the three months ended March 31, 2020 from $537,000 for the three months ended March 31, 2019. There was an increase of $90,000, or 26.9%, in salaries and employee benefits. The increase resulted primarily from an increase  of $55,000 in commissions paid on higher loan volume period to period and $21,000 of expenses recognized for the employee stock ownership plan. There was also an increase of $22,000 or 78.6% in accounting and consulting expenses and an increase of $11,000 in legal expenses due to increased costs of operating as a public company. These increases were offset in part by a decrease of $4,000, or 21.1%, in FDIC deposit insurance premiums due to a “small bank” assessment credit issued by the FDIC in late 2019.

We expect our noninterest expense to increase in future periods because of the anticipated costs associated with operating as a public company, including the expected hiring of additional accounting personnel, and the increased compensation expenses associated with the possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Income Tax Expense. Income tax expense decreased $5,000 to $0 for the three months ended March 31, 2020 compared to $5,000 for the three months ended March 31, 2019. The decrease resulted from lower income before income taxes. The effective tax rate was 0.00% for the three months ended March 31, 2020 compared to 10.42% for the same quarter in 2019.

To provide financial assistance and liquidity to taxpayers during COVID-19 outbreak, the CARES Act amended the federal income tax rules with regard to the usage of net operating losses (“NOLs”) for corporate taxpayers. The CARES Act allows for the carryback of losses arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, to be carried back to each of the five taxable years preceding the taxable year of the loss.  The CARES Act also temporarily repeals the 80% limitation for NOLs arising in tax years beginning after December 31, 2017 and beginning before January 1, 2021 and carried to another tax year These NOLs are now permitted to fully offset the loss corporation’s pre-2021 taxable income. Due to the tax law change, at March 31, 2020 management was assessing the impact and considering carrying back the NOL but did not consider it to be material to the financial statements.

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from the sale of loans. We also have the ability to borrow from the FHLB. At March 31, 2020, we had $23.6 million outstanding in advances from the FHLB, and had the capacity to borrow approximately an additional $13.4 million from the FHLB and an additional $4.3 million on a line of credit with First National Bankers’ Bank, Baton Rouge, Louisiana at this date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash (used in) operating activities was ($763,000) and ($9,000) for the  three months ended March 31, 2020 and 2019, respectively. Net cash provided by (used in) investing activities, which consists primarily of net change in loans receivable, net change in interest-bearing deposits and net change in investment securities, was $1.8 million and ($393,000) for the  three months ended March 31, 2020 and 2019, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, FHLB advances and advance payments by borrowers for taxes and insurance, was $1.1 million and $295,000 for the three months ended March 31, 2020 and 2019, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2020, the Bank exceeded all regulatory capital requirements with a Tier 1 leverage capital level of $19.0 million, or 18.00% of adjusted average total assets, which is above the well-capitalized required level of $5.3 million, or 5.0%; and total risk-based capital of $19.6 million, or 41.23% of risk-weighted assets, which is above the well-capitalized required level of $4.8 million, or 10.0%; and common equity Tier 1 capital of $18.9 million or 39.98% of risk weighted assets, which is above the well-capitalized required level of $3.1 million, or 6.5% of risk weighted assets. Accordingly, Eureka Homestead was categorized as well capitalized at March 31, 2020. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements. At March 31, 2020 and December 31, 2019, the Company had $204,000 and $524,000 of outstanding commitments to originate loans, respectively, all of which represents the balance of remaining funds to be disbursed on construction loans in process. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2020 total $24.4 million at March 31, 2020. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. In recent years we have sold loans on an industry-standard, servicing-released basis. At March 31, 2020, there were mortgage loans sold to investors with limited recourse for certain periods after the date of sale totaling $4.4 million at the sale date. Recourse would apply if the borrower(s) default on any payment within the first four months of the mortgage loan and it remains in default for a period of 90 days, or if the mortgage loan prepays in full within 180 days of the sale date. Should an early payment default occur, Eureka Homestead shall, at its sole discretion, repurchase such mortgage loan from the purchaser at its current amortized balance plus the service release premium received or indemnify the purchaser by paying the service release premium received plus $5,000. Should a mortgage loan prepay in full within 180 days of the sale date, Eureka Homestead shall refund to the purchaser the servicing release premium paid. There have been no mortgage loans sold that had an early payment default or that prepaid in full during the recourse period.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

4	Form of Common Stock Certificate (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registration Statement on Form S‑1 (file no. 333‑230193), filed on March 11, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUREKA HOMESTEAD BANCORP, INC.

Date: May 14, 2020	/s/ Alan T. Heintzen
Alan T. Heintzen
Chief Executive Officer

Date: May 14, 2020	/s/ Cecil A. Haskins, Jr.
Cecil A. Haskins, Jr.
President and Chief Financial Officer