Form 10-Q
period 2020-06-30
Eureka Homestead Bancorp, Inc.
filed 2020-08-14
CIK 1769725

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

OR

◻          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(504) 834-0242

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

YES ⌧     NO ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ⌧     NO ◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ◻ NO ⌧

As of August 14, 2020, 1,429,676 shares of the Company’s common stock, par value $0.01 per share, were issued and outstanding.

Eureka Homestead Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Consolidated Financial Statements

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2020 AND DECEMBER 31, 2019 (Unaudited)

(in thousands)

	June 30,	December 31,
	2020	2019

ASSETS

Cash and Cash Equivalents	$12,911	$11,875
Interest-Bearing Deposits in Banks	8,740	1,740
Investment Securities	4,576	5,320
Loans Receivable, Net	70,868	78,785
Loans Held-for-Sale	801	1,637
Accrued Interest Receivable	470	321
Federal Home Loan Bank Stock	1,434	1,418
Premises and Equipment, Net	683	704
Cash Surrender Value of Life Insurance	4,091	4,044
Deferred Tax Asset	—	5
Prepaid Expenses and Other Assets	271	155
Total Assets	$104,845	$106,004

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits	$56,367	$58,045
Advances from Federal Home Loan Bank	22,614	21,581
Advance Payments by Borrowers for Taxes and Insurance	868	1,425
Deferred Tax Liability	11	—
Accrued Expenses and Other Liabilities	661	669
Total Liabilities	80,521	81,720

Commitments and Contingencies (Note 7)

Shareholders' Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.01 par value, 9,000,000 shares authorized, 1,429,676 shares issued and outstanding on June 30, 2020 and December 31, 2019	14	14
Additional Paid-in Capital	13,111	13,112
Unallocated Common Stock Held by:
Employee Stock Ownership Plan (ESOP)	(1,075)	(1,098)
Retained Earnings	12,231	12,274
Accumulated Other Comprehensive Income (Loss)	43	(18)
Total Shareholders' Equity	24,324	24,284
Total Liabilities and Shareholders' Equity	$104,845	$106,004

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Unaudited)

(in thousands except for Earnings Per Share )

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Interest Income:
Loans Receivable	$725	$878	$1,526	$1,756
Investment Securities	15	41	47	78
Interest-Bearing Deposits in Banks	17	19	63	36
Total Interest Income	757	938	1,636	1,870
Interest Expense:
Deposits	261	330	553	611
Advances from Federal Home Loan Bank	160	166	317	352
Total Interest Expense	421	496	870	963
Net Interest Income	336	442	766	907

Provision (Credit) for Loan Losses	—	—	—	(9)
Net Interest Income After Provision (Credit) for Loan Losses	336	442	766	916

Non-Interest Income:
Service Charges and Other Income	21	22	33	43
Fees on Loans Sold	153	105	338	172
Income from Life Insurance	23	24	47	47
Total Non-Interest Income	197	151	418	262

Non-Interest Expenses:
Salaries and Employee Benefits	378	352	803	687
Occupancy Expense	50	74	102	135
FDIC Deposit Insurance Premium and Examination Fees	17	17	32	36
Data Processing	29	31	56	60
Accounting and Consulting	59	21	109	48
Insurance	20	19	41	37
Legal fees	21	1	32	1
Other	56	54	114	102
Total Non-Interest Expenses	630	569	1,289	1,106
(Loss) Income Before Income Tax (Benefit) Expense	(97)	24	(105)	72
Income Tax (Benefit) Expense	(62)	—	(62)	5
Net (Loss) Income	$(35)	$24	$(43)	$67

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30
	2020	2019	2020	2019
Net (Loss) Income	$(35)	$24	$(43)	$67
Other Comprehensive Income:
Unrealized Gains on Investment Securities	17	74	77	117
Income Tax Effect	(4)	(15)	(16)	(24)
Other Comprehensive Income, Net of Income Taxes	13	59	61	93
Comprehensive (Loss) Income	$(22)	$83	$18	$160

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Unaudited)

(in thousands)

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income/(Loss)	Total
Balance, January 1, 2019	$—	$—	$—	$12,335	$(96)	$12,239
Net Income	—	—	—	67	—	67
Other Comprehensive Income	—	—	—	—	93	93
Balance, June 30, 2019	$—	$—	$—	$12,402	$(3)	$12,399

Balance, January 1, 2020	$14	$13,112	$(1,098)	$12,274	$(18)	$24,284
ESOP shares earned	—	(1)	23	—	—	22
Net Loss	—	—	—	(43)	—	(43)
Other Comprehensive Income	—	—	—	—	61	61
Balance, June 30, 2020	$14	$13,111	$(1,075)	$12,231	$43	$24,324

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Unaudited)

(in thousands)

	Six Months Ended June 30
	2020	2019
Cash Flows from Operating Activities:
Net (Loss) Income	$(43)	$67
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used in) Operating Activities:
Cash (Used in) Provided by Operating Activities:
Provision (Credit) for Loan Losses	—	(9)
Depreciation Expense	28	41
Amortization of FHLB Advance Prepayment Penalty	33	36
Provision for Deferred Income Taxes	—	23
Net Amortization of Premium/Discount on Mortgage-Backed Securities	1	10
Stock Dividend on Federal Home Loan Bank Stock	(16)	(21)
Non-cash Compensation for ESOP	22	—
Net Decrease in Loans Held-for-Sale	836	333
Changes in Assets and Liabilities:
(Increase) in Accrued Interest Receivable	(149)	(15)
(Increase) in CSV of Life Insurance	(47)	(47)
(Increase) in Prepaid Expenses and Other Assets	(116)	(723)
(Decrease) in Accrued Expenses and Other Liabilities	(8)	(24)
Net Cash Provided by (Used in) Operating Activities	541	(329)

Cash Flows from Investing Activities:
Net Decrease in Loans	7,917	1,146
Proceeds from Maturities of Interest-Bearing Deposits in Banks	3,735	—
Purchases of Interest-Bearing Deposits in Banks	(10,735)	—
Purchases of Investment Securities	—	(1,991)
Proceeds from Sales, Calls and Principal Repayments of Investment Securities	820	577
Purchases of Premises and Equipment	(7)	(12)
Net Cash Provided by (Used in) Investing Activities	1,730	(280)

Cash Flows from Financing Activities:
Net (Decrease) Increase in Deposits	(1,678)	3,139
Net Increase in Escrow from Stock Conversion	—	12,309
Advances from Federal Home Loan Bank	4,000	3,000
Payments on Advances from Federal Home Loan Bank	(3,000)	(6,000)
Net (Decrease) in Advance Payments by Borrowers for Taxes and Insurance	(557)	(345)
Net Cash (Used in) Provided by Financing Activities	(1,235)	12,103

Net Increase in Cash and Cash Equivalents	1,036	11,494

Cash and Cash Equivalents at Beginning of Period	11,875	3,090
Cash and Cash Equivalents at End of Period	$12,911	$14,584

Supplemental Disclosures for Cash Flow Information:
Cash Paid for:
Interest	$917	$943

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain/Loss on Investment Securities	$77	$117

The accompanying notes are an integral part of these financial statements.

Eureka Homestead Bancorp, Inc.

Form 10-Q

EUREKA HOMESTEAD BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month and six month periods ended June 30, 2020 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”). Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), Conforming Amendments Related to Leases. This ASU amends the codification regarding leases in order to increase transparency and comparability. The ASU requires companies to recognize lease assets and liabilities on the balance sheet and disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The adoption of this ASU is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

Earnings (loss) per common share were computed based on the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands, except per share data)	2020	2020
Numerator:
Net (loss) available to common shareholders	$(35)	$(43)

Denominator:
Common shares outstanding (Total issued, less unallocated ESOP shares)	1,322	1,322

Basic (loss) per common share	$(0.03)	$(0.03)

Note 4 – Investment Securities -

The amortized cost and fair values of investment securities available-for-sale were as follows:

		Gross	Gross
June 30, 2020:	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Mortgage-Backed Securities:
FHLMC	$2,127	$65	$—	$2,192
SBA 7a Pools	2,395	1	(12)	2,384
Total Investment Securities Available-for-Sale	$4,522	$66	$(12)	$4,576

		Gross	Gross
December 31, 2019:	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Mortgage-Backed Securities:
FHLMC	$2,664	$—	$(19)	$2,645
SBA 7a Pools	2,678	5	(8)	2,675
Total Investment Securities Available-for-Sale	$5,342	$5	$(27)	$5,320

All investment securities held on June 30, 2020 and December 31, 2019, were government-sponsored mortgage-backed or SBA pool securities.

The amortized cost and fair values of the investment securities available-for-sale at June 30, 2020, by contractual maturity, are shown below. For mortgage-backed securities and SBA 7a pools, expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
June 30, 2020	Amortized	Fair
(in thousands)	Cost	Value
Amounts Maturing:
After One Year through Five Years	$9	$9
After Five Years through Ten Years	1,457	1,445
After Ten Years	3,056	3,122
	$4,522	$4,576

No investment securities were pledged to secure advances from the FHLB at June 30, 2020 and December 31, 2019.

Gross unrealized losses in investment securities at June 30, 2020 and December 31, 2019, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more, are as follows:

June 30, 2020
(in thousands)	Less Than 12 Months		12 Months or More		Totals
Security		Unrealized		Unrealized		Unrealized
Description	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Mortgage-Backed
FHLMC	$—	$—	$9	$—	$9	$—
SBA 7a Pools	—	—	1,445	(12)	1,445	(12)
	$—	$—	$1,454	$(12)	$1,454	$(12)

December 31, 2019
(in thousands)	Less Than 12 Months		12 Months or More		Totals
Security		Unrealized		Unrealized		Unrealized
Description	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Mortgage-Backed
FHLMC	$655	$(4)	$1,990	$(15)	$2,645	$(19)
SBA 7a Pools	—	—	1,692	(8)	1,692	(8)
	$655	$(4)	$3,682	$(23)	$4,337	$(27)

Management evaluates securities for other-than temporary impairment on a periodic and regular basis, as well as when economic or market concerns warrant such evaluation. No declines at June 30, 2020 and December 31, 2019, were deemed to be other-than-temporary.

In analyzing an issuer’s financial condition, management considers whether the federal government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial statements.

Note 5 – Loans Receivable and the Allowance for Loan Losses -

Loans receivable at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30,	December 31,
(in thousands)	2020	2019
Mortgage Loans
1-4 Family	$66,186	$73,591
Multifamily	3,204	3,567
Commercial real estate	1,086	1,117
Consumer Loans	214	209
	70,690	78,484
Plus (Less):
Unamortized Loan Fees/Costs	1,028	1,151
Allowance for Loan Losses	(850)	(850)
Net Loans Receivable	$70,868	$78,785

The performing mortgage loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at June 30, 2020 and December 31, 2019.

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

The following tables set forth, as of June 30, 2020 and December 31, 2019, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Loan Losses and Recorded Investment in Loans Receivable
June 30, 2020 (in thousands)

			Mortgage-
	Mortgage-	Mortgage-	Commercial
	1-4 Family	Multifamily	Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$812	$27	$11	$—	$850
Charge-Offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision	(11)	7	4	—	—
Ending Balance	$801	$34	$15	$—	$850

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$801	$34	$15	$—	$850

Loans Receivable:
Ending Balance	$66,186	$3,204	$1,086	$214	$70,690

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$66,186	$3,204	$1,086	$214	$70,690

The allowance for loan losses for Mortgage 1-4 Family Loans of $801,000 includes an unallocated portion of $390,000 as of June 30, 2020.

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

Credit Quality Indicators - Credit Risk Profile Based on Loan Grades at June 30, 2020 (in thousands)

			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
Mortgage Loans:
1 to 4 Family	$65,536	$31	$55	$564	$—	$66,186
Multifamily	3,204	—	—	—	—	3,204
Commercial real estate	1,086	—	—	—	—	1,086
Non-Mortgage Loans:
Consumer	214	—	—	—	—	214
Total	$70,040	$31	$55	$564	$—	$70,690

Credit Quality Indicators - Credit Risk Profile Based on Loan Grades at December 31, 2019 (in thousands)

			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
Mortgage Loans:
1 to 4 Family	$72,937	$87	$—	$567	$—	$73,591
Multifamily	3,567	—	—	—	—	3,567
Commercial real estate	1,117	—	—	—	—	1,117
Non-Mortgage Loans:
Consumer	209	—	—	—	—	209
Total	$77,830	$87	$—	$567	$—	$78,484

At June 30, 2020 and December 31, 2019, loan balances outstanding on non-accrual status amounted to $0 and $0, respectively. The Company considers loans more than 90 days past due and on nonaccrual as nonperforming loans.

At June 30, 2020 and December 31, 2019, the credit quality indicators (performing and nonperforming loans), disaggregated by class of loan, are as follows:

Credit Quality Indicators - Credit Risk Profile Based on Payment Activity at June 30, 2020 (in thousands)

		Non-
	Performing	Performing	Total
Mortgage Loans:
1 to 4 Family	$66,186	$—	$66,186
Multifamily	3,204	—	3,204
Commercial real estate	1,086	—	1,086
Non-Mortgage Loans:
Consumer	214	—	214
Total	$70,690	$—	$70,690

Credit Quality Indicators - Credit Risk Profile Based on Payment Activity at December 31, 2019 (in thousands)

		Non-
	Performing	Performing	Total
Mortgage Loans:
1 to 4 Family	$73,591	$—	$73,591
Multifamily	3,567	—	3,567
Commercial real estate	1,117	—	1,117
Non-Mortgage Loans:
Consumer	209	—	209
Total	$78,484	$—	$78,484

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of June 30, 2020 and December 31, 2019. There were no loans over 90 days past due and still accruing as of June 30, 2020 and December 31, 2019.

Aged Analysis of Past Due Loans Receivable at June 30, 2020 (in thousands)

	30-59	60-89	90 Days or			Total
	Days	Days	Greater	Total		Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Mortgage Loans:
1 to 4 Family	$—	$—	$—	$—	$66,186	$66,186
Multifamily	—	—	—	—	3,204	3,204
Commercial real estate	—	—	—	—	1,086	1,086
Non-Mortgage Loans:
Consumer	—	—	—	—	214	214
Total	$—	$—	$—	$—	$70,690	$70,690

Aged Analysis of Past Due Loans Receivable at December 31, 2019 (in thousands)

	30-59	60-89	90 Days or			Total
	Days	Days	Greater	Total		Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Mortgage Loans:
1 to 4 Family	$—	$89	$—	$89	$73,502	$73,591
Multifamily	—	—	—	—	3,567	3,567
Commercial real estate	—	—	—	—	1,117	1,117
Non-Mortgage Loans:
Consumer	—	—	—	—	209	209
Total	$—	$89	$—	$89	$78,395	$78,484

The following is a summary of information pertaining to impaired loans as of June 30, 2020 and December 31, 2019.

Impaired Loans

June 30, 2020

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

The Company had no troubled debt restructurings as of June 30, 2020 and December 31, 2019 or any that defaulted subsequent to the restructuring through the date the financial statements were issued.

During the six months ended June 30, 2020, the Company modified 71 mortgage loans, with an aggregate balance of $15.3 million, in each case related to a hardship caused by the COVID-19 pandemic and responses thereto. The Company is working with borrowers and providing modifications in the form of principal, interest and escrow deferral, in each case, for initial periods of up to 90 days. The deferred payments will be collected at the original maturity date or at the time the loan is ultimately paid off. As necessary, the Company is making available a second 90 day principal, interest and escrow deferral bringing the total potential deferral period to six months. Modifications are structured in a manner to best address each individual customer's current situation. These modifications are excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. Modified loans will be considered current and will continue to accrue interest during the deferral period.

Detail of COVID-19 modifications on the Company’s loan portfolio during the six months ended June 30, 2020 follows.

		Number of	Total
	Total	Contracts	Balance	Percent
	Balance	Modified	Modified	Modified
Modifications as of June 30, 2020
(in thousands)
Mortgage Loans
1-4 Family	$66,186	66	$13,636	20.6%
Multifamily	3,204	4	1,312	40.9%
Commercial Real Estate	1,086	1	395	36.4%
Total Loans	$70,476	71	$15,343	21.8%

As of July 31, 2020, all but 11 of the modified loans aggregating $3.1 million have resumed normal monthly payments. The Company has begun receiving requests for additional deferrals. Loans which have had multiple COVID-19 modifications though July 31, 2020 are detailed below.

		Total
	Number of	Balance
Modifications as of July 31, 2020	Contracts	Multiple
(in thousands)	Modified	Modifications
Mortgage Loans
1-4 Family	9	$2,273
Multifamily	2	848
Commercial Real Estate	—	—
Total Loans	11	$3,121

The Company is closely monitoring these loans. As additional information becomes available, management will continue to evaluate these loans to ensure appropriate risk classification.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital, tier 1 capital, and common equity tier 1 capital to risk-weighted assets (as defined in the regulations), and leverage capital, which is tier 1 capital to adjusted average total assets (as defined). Management believes, as of June 30, 2020 and December 31, 2019, that the Bank meets all the capital adequacy requirements to which it is subject.

As of June 30, 2020 and December 31, 2019, the most recent notifications from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and leveraged capital ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank’s category. The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
June 30, 2020:	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$19,580	42.90%	$3,651	8.00%	$4,564	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$19,007	41.64%	$2,739	6.00%	$3,651	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$19,007	41.64%	$2,054	4.50%	$2,967	6.50%
Tier 1 Leverage Capital
(to Adjusted Total Assets)	$19,007	17.84%	$4,261	4.00%	$5,326	5.00%

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2019:	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$19,568	38.94%	$4,020	8.00%	$5,026	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$18,938	37.68%	$3,015	6.00%	$4,020	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$18,938	37.68%	$2,262	4.50%	$3,267	6.50%
Tier 1 Leverage Capital
(to Adjusted Total Assets)	$18,938	17.47%	$4,336	4.00%	$5,420	5.00%

A reconciliation of the Bank’s capital determined under GAAP to Total Capital, Tier 1 Capital, Common Equity Tier 1 Capital and Tier 1 Leverage Capital for June 30, 2020 and December 31, 2019, is as follows:

	June 30,	December 31,
(in thousands)	2020	2019
Total Equity (Bank Only)	$19,050	$18,920
Unrealized (Gains) Losses on Securities
Available-for-Sale, Net	(43)	18

Tangible, Tier 1 Capital and Common Equity Tier 1	19,007	18,938
Allowance for Loan Losses Included in Capital	573	630
Total Capital	$19,580	$19,568

The specific reserves included in the Allowance for Loan Losses were not significant as of June 30, 2020 and December 31, 2019.

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

At June 30, 2020 and December 31, 2019, the Company had $102,000 and $524,000 of outstanding commitments to originate loans, respectively, all of which represents the balance of remaining funds to be disbursed on construction loans in process. In recent years we have sold loans on an industry-standard, servicing-released basis. At June 30, 2020, there were mortgage loans sold to investors with limited recourse for certain periods after the date of sale totaling $8.7 million at the sale date. Recourse would apply if the borrower(s) default on any payment within the first four months of the mortgage loan and it remains in default for a period of 90 days, or if the mortgage loan prepays in full within 180 days of the sale date. Should an early payment default occur, Eureka Homestead shall, at its sole discretion, repurchase such mortgage loan from the purchaser at its current amortized balance plus the service release premium received or indemnify the purchaser by paying the service release premium received plus $5,000. Should a mortgage loan prepay in full within 180 days of the sale date, Eureka Homestead shall refund to the purchaser the servicing release premium paid. There have been mortgage loans sold that had an early payment default or that prepaid in full during the recourse period.

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

The following tables present the balances of assets measured on a recurring basis as of June 30, 2020 and December 31, 2019. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
June 30, 2020:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage-Backed Securities
FHLMC	$2,192	$—	$2,192	$—
SBA 7a Pools	2,384	—	2,384	—
Total Investment Securities	$4,576	$—	$4,576	$—

	Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
December 31, 2019:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage-Backed Securities
FHLMC	$2,645	$—	$2,645	$—
SBA 7a Pools	2,675	—	2,675	—
Total Investment Securities	$5,320	$—	$5,320	$—

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

The fair value of the impaired loans is measured at the fair value of the collateral for collateral-dependent loans. Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens. Repossessed assets are initially recorded at fair value less estimated costs to sell. The fair value of repossessed assets is based on property appraisals and an analysis of similar properties available. As such, the Company records repossessed assets as Level 2. The Company had no impaired loans or repossessed assets at June 30. 2020 or December 31, 2019.

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

Interest-Bearing Deposits in Banks- The carrying amount is a reasonable estimate of fair value.

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

The estimated fair values of the Company’s financial instruments are as follows as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and Cash Equivalents	$12,911	$12,911	$11,875	$11,875
Interest-Bearing Deposits in Banks	8,740	8,740	1,740	1,740
Investment Securities	4,576	4,576	5,320	5,320
Loans - Net	70,868	74,594	78,785	82,267
Loans Held-for-Sale	801	801	1,637	1,670
Accrued Interest Receivable	470	470	321	321
FHLB Stock	1,434	1,434	1,418	1,418
Cash Surrender Value of Life Insurance	4,091	4,091	4,044	4,044
Financial Liabilities:
Deposits	56,367	58,332	58,045	59,053
Advances from FHLB	22,614	23,751	21,581	22,007
Accrued Interest Payable	105	105	137	137

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

Compensation expense related to the ESOP for the three and six month periods ended June 30, 2020 was $21,000 and $41,000, respectively.

The stock price when issued was $10 per share.  The fair value of the 108,000 unallocated shares was $1.0 million based on the average price of our common stock for the quarter ended June 30, 2020, of $9.61 per share.

Note 11 - Subsequent Events -

Management has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through August 14, 2020, the date the financial statements were issued.

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

As shown in Note 5 to the Consolidated Financial Statements, the Company has begun receiving requests for additional COVID-19 deferrals. Loans which have had multiple COVID-19 modifications though July 31, 2020 total 11 loans with an aggregate balance of $3.1 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at June 30, 2020 and results of operations and for the three and six months ended June 30, 2020 and 2019 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

During the six-month period ended June 30, 2020, the novel coronavirus (“COVID-19”) had spread world-wide, led to severe unemployment, and is impacting individuals, households and businesses in a multitude of ways. We have been deemed an essential service and exempted from the shutdowns across the country. We continue to operate while keeping the safety and well-being of our employees and customers as our top priority. We continue to meet customers’ needs and have tried to minimize any inconvenience to our customers. Our offices remain open, with drive-thrus fully operational, while lobby access is by appointment only.

Across our workforce, approximately 30% transitioned to working remotely starting in March 2020, relying on our technology infrastructure and systems that we have designed for resilience and security. All employees returned to working in their respective offices by mid-June 2020. We have been able to continue serving customers, successfully managing critical functions and keeping our lines of business operating while supporting our employees. We have maintained social distancing measures for our employees working in our offices, have restricted lobby access, and conducted sterilization cleanings of certain of our locations on an as needed basis. We continue to monitor new information from governmental authorities and provide timely communications to our employees.

The Federal and state governments have been diligently working to contain its spread. The result of these containment strategies has had an enormous impact on the economy and will have a negative impact on borrowers’ ability to make timely loan payments as many businesses are forced to temporarily shut down. The Federal Reserve System along with the other various regulatory agencies have issued joint guidance to financial institutions who are working with borrowers affected by the coronavirus. The Company is working with borrowers, instituting a loan deferment program whereby short-term deferral of payments will be provided. The deferred payments will be collected at the original maturity date or at the time the loan is ultimately paid off. As of June 30, 2020, we had modified 71 loans aggregating $15.3 million, primarily consisting of the deferral of principal, interest and escrow payments for three months. As of July 31, 2020, all but 11 of the modified loans aggregating $3.1 million have resumed normal monthly payments. The remaining loans had payments deferred for an additional three months. We will not report these loans as delinquent and will continue to recognize interest income during the deferral period. We have increased the qualitative factors in our calculation of the allowance for loan losses for loans to borrowers that have taken advantage of the deferment program. No increase in the allowance was deemed necessary at June 30, 2020 due to the increase in the qualitative factors. These loans will be closely monitored to determine collectability and accrual and delinquency status will be updated as deemed appropriate.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the asset quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations under the economic conditions in our market area;
●	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);
●	economic and/or policy changes related the COVID-19 pandemic;
●	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;
●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;
●	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;
●	competition among depository and other financial institutions;
●	our success in increasing our one- to four-family residential real estate lending;
●	our ability to attract and maintain deposits and to grow our core deposits, and our success in introducing new financial products;

●	our ability to maintain our asset quality even as we continue to grow our loan portfolios;
●	our reliance in part on funding sources, including out-of-market jumbo deposits and borrowings, other than core deposits to support our operations;
●	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;
●	fluctuations in the demand for loans;
●	changes in consumer spending, borrowing and savings habits;
●	declines in the yield on our assets resulting from the current low interest rate environment;
●	risks related to a high concentration of loans secured by real estate located in our market area;
●	the results of examinations by our regulators, including the possibility that our regulators may, among other things, have judgments different than management’s, and we may determine to increase our allowance or write down assets as a result of these regulatory examinations; change our regulatory capital position; limit our ability to borrow funds or maintain or increase deposits; or prohibit us from paying dividends, which could adversely affect our dividends and earnings;
●	changes in the level of government support of housing finance;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;
●	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;
●	loan delinquencies and changes in the underlying cash flows of our borrowers;
●	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;
●	the failure or security breaches of computer systems on which we depend;
●	the ability of key third-party service providers to perform their obligations to us;
●	changes in the financial condition or future prospects of issuers of securities that we own; and

●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

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

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Total Assets. Total assets decreased $1.2 million, or 1.1%, to $104.8 million at June 30, 2020 from $106.0 million at December 31, 2019. The decrease was due primarily to decreases in investment securities available-for-sale of $744,000, net loans of $7.9 million mainly due to payoffs, loans held-for-sale of $836,000, deposits of $1.7 million and advance payments from borrowers of $557,000, offset in part by increases of $1.0 million in cash and cash equivalents and $7.0 million in interest-bearing deposits in banks resulting primarily from loan payoffs and an increase in advances from the Federal Home Loan Bank.

Net Loans. Net loans decreased $7.9 million, or 10.0%, to $70.9 million at June 30, 2020 from $78.8 million at December 31, 2019. During the six months ended June 30, 2020, one- to four-family residential real estate loans decreased $7.4 million, or 10.1%, to $66.2 million from $73.6 million at December 31, 2019, multifamily loans decreased $363,000, or 10.2%, to $3.2 million from $3.6 million at December 31, 2019, commercial real estate loans decreased $31,000, or 2.8%, to $1.1 million from $1.1 million at December 31, 2019 and consumer loans increased $5,000, or 2.4%, to $214,000 from $209,000 at December 31, 2019.

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

Interest-Bearing Deposits in Banks. Interest-bearing deposits in banks increased $7.0 million, or 402.3%, to $8.7 million at June 30, 2020 from $1.7 million at December 31, 2019 as a result of deposit purchases of $7.0 million during the six months ended June 30, 2020.

Securities Available-for-Sale. Investment securities available-for-sale, consisting of government-sponsored mortgage-backed securities and SBA 7a pools backed by equipment and mortgage loans, decreased $744,000, or 14.0%, to $4.6 million at June 30, 2020 from $5.3 million at December 31, 2019 as a result of normal repayments and some prepayments of $744,000 during the six months ended June 30, 2020.

Bank-Owned Life Insurance. At June 30, 2020, our investment in bank-owned life insurance was $4.1 million, an increase of $47,000, or 1.2%, from $4.0 million at December 31, 2019. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased $116,000, or 74.8%, to $271,000 at June 30, 2020 from $155,000 at December 31, 2019. The increase resulted principally from an increases of $62,000 in prepaid income taxes, $9,000 in fees receivable on loans sold and $45,000 in prepaid expenses.

Deposits. Deposits decreased $1.7 million, or 2.9%, to $56.4 million at June 30, 2020 from $58.0 million at December 31, 2019, principally due to a $1.7 million decrease in certificates of deposit, or 2.9%, to $53.6 million at June 30, 2020 from $55.2 million at December 31, 2019. The decrease in certificates of deposit resulted primarily from a decrease of $4.6 million in certificates of deposit from municipalities, offset in part by increases in local retail certificates of deposit of $194,000 and certificates of deposit derived from an online service of $2.7 million. We have sometimes utilized the non-retail funding sources to fund our loan origination and growth and to replace Federal Home Loan Bank advances.

Borrowings. Borrowings, consisting entirely of Federal Home Loan Bank (FHLB) advances, increased $1.0 million, or 4.8% to $22.6 million at June 30, 2020 from $21.6 million at December 31, 2019, to take advantage of historically low 5-year advances to help manage interest rate risk.

Total Equity. Total equity increased $40,000, or 0.2%, to $24.3 million at June 30, 2020 from $24.3 million at December 31, 2019. The increase resulted primarily from the increase in accumulated other comprehensive income of $61,000 and a decrease of $23,000 in unallocated common stock held by our ESOP, offset in part by the net loss of $43,000 during the six months ended June 30, 2020.

Comparison of Operating Results for the Three Months Ended June 30, 2020 and 2019

General. We had a net loss of $35,000 for the three months ended June 30, 2020, compared to net income of $24,000 for the three months ended June 30, 2019, a decrease of $59,000. The decrease in net income resulted from a decrease in net interest income of $106,000, and an increase in noninterest expense of $61,000, offset, in part, by an increase of $46,000 in noninterest income and a decrease of $62,000 in income tax expense.

Interest Income. Interest income decreased $181,000, or 19.3%, to $757,000 for the three months ended June 30, 2020 from $938,000 for the three months ended June 30, 2019. This decrease was attributable to decreases in interest on loans receivable of $153,000, interest on investment securities of $26,000 and interest on other interest-earning assets of $2,000. The average balance of loans decreased $2.9 million, or 3.6%, to $77.9 million for the three months ended June 30, 2020 from $80.8 million for the three months ended June 30, 2019, and the average yield on loans decreased 63 basis points to 3.72% for the three months ended June 30, 2020 from 4.35% for the three months ended June 30, 2019. The average balance of investment securities decreased $1.3 million, or 20.5%, to $5.2 million for the three months ended June 30, 2020 from $6.6 million for the three months ended June 30, 2019, while the average yield on investment securities decreased 135 basis points to 1.15% for the three months ended June 30, 2020 from 2.50% for the three months ended June 30, 2019. The average balance of other interest-earning assets increased $11.3 million, or 312.3%, to $14.9 million for the three months ended June 30, 2020 from $3.6 million for the three months ended June 30, 2019, and the average yield on other interest-earning assets decreased 164 basis points to 0.46% for the three months ended June 30, 2020 from 2.10% for the three months ended June 30, 2019.

Interest Expense. Total interest expense decreased $75,000, or 15.1%, to $421,000 for the three months ended June 30, 2020 from $496,000 for the three months ended June 30, 2019. The decrease was due to decreases of $69,000, or 20.9% in interest expense on deposits and $6,000, or 3.6%, in interest expense on advances from FHLB. The average balance of interest-bearing deposits in banks decreased $2.9 million, or 4.8%, to $57.3 million for the three months ended June 30, 2020 from $60.2 million for the three months ended June 30, 2019, and the average cost of interest-bearing deposits in banks decreased 37 basis points to 1.82% for the three months ended June 30, 2020 from 2.19% for the three months ended June 30, 2019. The average balance of FHLB advances decreased $917,000, or 4.0%, to $22.1 million for the three months ended June 30, 2020 from $23.0 million for the three months ended June 30, 2019. The average cost of these advances increased one basis point to 2.89% for the three months ended June 30, 2020 from 2.88% for the three months ended June 30, 2019.

Net Interest Income. Net interest income decreased $106,000, or 24.0%, to $336,000 for the three months ended June 30, 2020 from $442,000 for the three months ended June 30, 2019. Average net interest-earning assets increased $7.1 million period to period. This increase was due primarily to an increase in the average balance of cash and cash equivalents period to period. The increase in cash and cash equivalents was principally due to funds received in the stock offering. Our interest rate spread decreased to 0.97% for the three months ended June 30, 2020 from 1.75% for the three months ended June 30, 2019, and our net interest margin decreased to 1.37% for the three months ended June 30, 2020 from 1.94% for the three months ended June 30, 2019. The decreases in interest rate spread and net interest margin were primarily the result of lower interest rates on the increased balance of cash and cash equivalents due to the funds received in the stock conversion not yet utilized to fund loans and the sharp decrease in market interest rates since June 30, 2019.

Provision for Loan Losses. There was no provision for loan losses for the three months ended June 30, 2020 or 2019. The allowance for loan losses was $850,000, or 1.20% of total loans, at June 30, 2020, compared to $850,000, or 1.08% of total loans, at December 31, 2019, and $850,000, or 1.08% of total loans, at June 30, 2019. Classified (substandard, doubtful and loss) loans decreased to $564,000 at June 30, 2020 from $567,000 at December 31, 2019 and $573,000 at June 30, 2019. There were no non-performing loans at June 30, 2020, December 31, 2019 or June 30, 2019. There were no charge-offs or recoveries for the three months ended June 30, 202 or the three months ended June 30, 2019.

Noninterest Income. Noninterest income increased $46,000, or 30.5%, to $197,000 for the three months ended June 30, 2020 from $151,000 for the three months ended June 30, 2019. The increase was primarily due to an increase of $48,000 in fees on loans sold.

Noninterest Expense. Noninterest expense increased $61,000, or 10.7%, to $630,000 for the three months ended June 30, 2020 from $569,000 for the three months ended June 30, 2019. There was an increase of $26,000, or 7.4%, in salaries and employee benefits. The increase resulted primarily from an increase of $49,000 in commissions paid on higher loan volume period to period, $20,000 increase in salary expense and $21,000 of expenses recognized for the employee stock ownership plan, partially offset by a $44,000 increase in deferred loan origination costs. There was also an increase of $38,000, or 181.0%, in accounting and consulting expense and an increase of $20,000, or 2,000.0%, in legal expense due to increased costs of operating as a public company. These increases were offset in part by a decrease of $24,000, or 32.4%, in occupancy expense.

We expect our noninterest expense to increase in future periods because of the anticipated costs associated with operating as a public company and the increased compensation expenses associated with the possible implementation of a stock-based benefit plan, if approved by our stockholders.

Income Tax Expense. Income tax benefit increased $62,000 to $62,000 for the three months ended June 30, 2020 compared to $0 for the three months ended June 30, 2019. The increase resulted from the recordation of expected refunds from the carryback of tax net operating losses as now allowed by the CARES Act. The effective tax rate was (63.92%) for the three months ended June 30, 2020 compared to 0.00% for the same quarter in 2019.

To provide financial assistance and liquidity to taxpayers during the COVID-19 pandemic, the CARES Act amended the federal income tax rules with regard to the usage of net operating losses (“NOLs”) for corporate taxpayers. The CARES Act allows for the carryback of losses arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, to be carried back to each of the five taxable years preceding the taxable year of the loss.  The CARES Act also temporarily repeals the 80% limitation for NOLs arising in tax years beginning after December 31, 2017 and beginning before January 1, 2021 and carried to another tax year These NOLs are now permitted to fully offset the loss corporation’s pre-2021 taxable income.

Comparison of Operating Results for the Six Months ended June 30, 2020 and 2019

General. We had a net loss of $43,000 for the six months ended June 30, 2020, compared to net income of $67,000 for the six months ended June 30, 2019, a decrease of $110,000. The decrease in net income resulted from a decrease in net interest income of $141,000, and an increase in noninterest expense of $183,000, offset, in part, by an increase of $156,000 in noninterest income and a decrease of $67,000 in income tax expense.

Interest Income. Interest income decreased $234,000, or 12.5%, to $1.6 million for the six months ended June 30, 2020 from $1.9 million for the six months ended June 30, 2019. This decrease was primarily attributable to decreases in interest on loans receivable of $230,000 and interest on investment securities of $31,000, offset in part by an increase in interest on other interest-earning assets of $27,000. The average balance of loans decreased $3.0 million, or 3.7%, to $77.9 million for the six months ended June 30, 2020 from $80.9 million for the six months ended June 30, 2019, and the average yield on loans decreased 42 basis points to 3.92% for the six months ended June 30, 2020 from 4.34% for the six months ended June 30, 2019. The average balance of investment securities decreased $1.4 million, or 21.0%, to $5.2 million for the six months ended June 30, 2020 from $6.6 million for the six months ended June 30, 2019, while the average yield on investment securities decreased 56 basis points to 1.80% for the six months ended June 30, 2020 from 2.36% for the six months ended June 30, 2019. The average balance of other interest-earning assets increased $11.9 million, or 350.4%, to $15.3 million for the six months ended June 30, 2020 from $3.4 million for the six months ended June 30, 2019, and the average yield on other interest-earning assets decreased 129 basis points to 0.82% for the six months ended June 30, 2020 from 2.11% for the six months ended June 30, 2019.

Interest Expense. Total interest expense decreased $93,000, or 9.7%, to $870,000 for the six months ended June 30, 2020 from $963,000 for the six months ended June 30, 2019. The decrease was due to a decreases of $58,000 or 9.5% in interest expense on deposits and $35,000, or 9.9%, in interest expense on advances from FHLB. The average balance of interest-bearing deposits in banks decreased $1.7 million, or 2.8%, to $57.3 million for the six months ended June 30, 2020 from $59.0 million for the six months ended June 30, 2019, and the average cost of interest-bearing deposits in banks decreased 14 basis points to 1.93% for the six months ended June 30, 2020 from 2.07% for the six months ended June 30, 2019. The average balance of FHLB advances decreased $1.9 million, or 8.0%, to $22.1 million for the six months ended June 30, 2020 from $24.0 million for the six months ended June 30, 2019. The average cost of these advances decreased six basis points to 2.87% for the six months ended June 30, 2020 from 2.93% for the six months ended June 30, 2019.

Net Interest Income. Net interest income decreased $141,000, or 15.5%, to $766,000 for the six months ended June 30, 2020 from $907,000 for the six months ended June 30, 2019. Average net interest-earning assets increased $7.5 million period to period. This increase was due primarily to an increase in the average balance of interest-bearing deposits in banks period to period. The increase in interest-bearing deposits in banks was principally due to funds received in the stock offering. Our interest rate spread decreased to 1.13% for the six months ended June 30, 2020 from 1.79% for the six months ended June 30, 2019, and our net interest margin decreased to 1.56% for the six months ended June 30, 2020 from 2.00% for the six months ended June 30, 2019. The decreases in interest rate spread and net interest margin were primarily the result of lower interest rates on the increased balance of interest-bearing deposits in banks due to the funds received in the stock conversion not yet utilized to fund loans and the sharp decrease in market interest rates since June 30, 2019.

Provision for Loan Losses. There was no provision for loan losses for the six months ended June 30, 2020 compared to a benefit of $9,000 for the six months ended June 30, 2019. The allowance for loan losses was $850,000, or 1.20% of total loans, at June 30, 2020, compared to $850,000, or 1.08% of total loans, at December 31, 2019, and $850,000, or 1.08% of total loans, at June 30, 2019. Classified (substandard, doubtful and loss) loans decreased to $564,000 at June 30, 2020 from $567,000 at December 31, 2019 and $578,000 at June 30, 2019. There were no non-performing loans at June 30, 2020, December 31, 2019 or June 30, 2019. There were no charge-offs or recoveries for the six months ended June 30, 2020. There were net recoveries of $9,000 for the six months ended June 30, 2019.

Noninterest Income. Noninterest income increased $156,000, or 59.5%, to $418,000 for the six months ended June 30, 2020 from $262,000 for the six months ended June 30, 2019. The increase was primarily due to an increase of $166,000 in fees on loans sold, offset in part by a decrease in service charges and other income of $10,000.

Noninterest Expense. Noninterest expense increased $183,000, or 16.5%, to $1.3 million for the six months ended June 30, 2020 from $1.1 million for the six months ended June 30, 2019. There was an increase of $116,000, or 16.9%, in salaries and employee benefits. The increase resulted primarily from an increase of $76,000 in commissions paid on higher loan volume period to period and $41,000 of expenses recognized for the employee stock ownership plan. There were also increases of $61,000, or 127.1%, in accounting and consulting expense and $31,000, or 3,100.0%, in legal expense due to increased costs of operating as a public company, as well as increases of $4,000, or 10.8%, in insurance expenses and $12,000, or 11.8%, in other expense. These increases were offset in part by decreases of $33,000, or 24.4%, in occupancy expense, $4,000, or 11.1%, in FDIC deposit insurance premiums due to a “small bank” assessment credit issued by the FDIC in late 2019 and $4,000, or 6.7%, in data processing expense.

We expect our noninterest expense to increase in future periods because of the anticipated costs associated with operating as a public company, including the expected hiring of additional accounting personnel, and the increased compensation expenses associated with the possible implementation of a stock-based benefit plan, if approved by our stockholders.

Income Tax Expense. Income tax benefit increased $67,000 to $62,000 for the six months ended June 30, 2020 compared to an expense of $5,000 for the six months ended June 30, 2019. The increase resulted from the recordation of expected refunds from the carryback of tax net operating losses as now allowed by the CARES Act. The effective tax rate was (59.05%) for the six months ended June 30, 2020 compared to 6.94% for the same period in 2019.

To provide financial assistance and liquidity to taxpayers during the COVID-19 pandemic, the CARES Act amended the federal income tax rules with regard to the usage of net operating losses (“NOLs”) for corporate taxpayers. The CARES Act allows for the carryback of losses arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, to be carried back to each of the five taxable years preceding the taxable year of the loss.  The CARES Act also temporarily repeals the 80% limitation for NOLs arising in tax years beginning after December 31, 2017 and beginning before January 1, 2021 and carried to another tax year These NOLs are now permitted to fully offset the loss corporation’s pre-2021 taxable income.

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from the sale of loans. We also have the ability to borrow from the FHLB. At June 30, 2020, we had $22.6 million outstanding in advances from the FHLB, and had the capacity to borrow approximately an additional $14.8 million from the FHLB and an additional $6.6 million on a line of credit with First National Bankers’ Bank, Baton Rouge, Louisiana at this date.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing deposits in banks. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $541,000 and ($329,000) for the six months ended June 30, 2020 and 2019, respectively. Net cash provided by (used in) investing activities, which consists primarily of net change in loans receivable, net change in interest-bearing deposits in banks and net change in investment securities, was $1.7 million and ($280,000) for the six months ended June 30, 2020 and 2019, respectively. Net cash (used in) provided by financing activities, consisting primarily of the proceeds from the issuance of common stock due to the conversion and activity in deposit accounts, FHLB advances and advance payments by borrowers for taxes and insurance, was ($1.2 million) and $12.1 million for the six months ended June 30, 2020 and 2019, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2020, the Bank exceeded all regulatory capital requirements with a Tier 1 leverage capital level of $19.0 million, or 17.84% of adjusted average total assets, which is above the well-capitalized required level of $5.3 million, or 5.0%; and total risk-based capital of $19.6 million, or 42.90% of risk-weighted assets, which is above the well-capitalized required level of $4.6 million, or 10.0%; and common equity Tier 1 capital of $19.0 million or 41.64% of risk weighted assets, which is above the well-capitalized required level of $3.0 million, or 6.5% of risk weighted assets. Accordingly, Eureka Homestead was categorized as well capitalized at June 30, 2020. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements. At June 30, 2020 and December 31, 2019, the Company had $102,000 and $524,000 of outstanding commitments to originate loans, respectively, all of which represents the balance of remaining funds to be disbursed on construction loans in process. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2020 total $19.6 million at June 30, 2020. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. In recent years we have sold loans on an industry-standard, servicing-released basis. At June 30, 2020, there were mortgage loans sold to investors with limited recourse for certain periods after the date of sale totaling $8.7 million at the sale date. Recourse would apply if the borrower(s) default on any payment within the first four months of the mortgage loan and it remains in default for a period of 90 days, or if the mortgage loan prepays in full within 180 days of the sale date. Should an early payment default occur, Eureka Homestead shall, at its sole discretion, repurchase such mortgage loan from the purchaser at its current amortized balance plus the service release premium received or indemnify the purchaser by paying the service release premium received plus $5,000. Should a mortgage loan prepay in full within 180 days of the sale date, Eureka Homestead shall refund to the purchaser the servicing release premium paid. There have been no mortgage loans sold that had an early payment default or that prepaid in full during the recourse period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)      There were no sales of unregistered securities during the period covered by this Report.

(b)      Not applicable.

(c)      There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

4	Form of Common Stock Certificate (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-230193), filed on March 11, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUREKA HOMESTEAD BANCORP, INC.

Date: August 14, 2020	/s/ Alan T. Heintzen

Alan T. Heintzen
Chief Executive Officer

Date: August 14, 2020	/s/ Cecil A. Haskins, Jr.

Cecil A. Haskins, Jr.
President and Chief Financial Officer