Form 10-Q
period 2020-09-30
Eureka Homestead Bancorp, Inc.
filed 2020-11-16
CIK 1769725

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, 1,315,302 shares of the Company’s common stock, par value $0.01 per share, were issued and outstanding.

Eureka Homestead Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Consolidated Financial Statements

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(in thousands)

	September 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)

ASSETS

Cash and Cash Equivalents	$5,736	$11,875
Interest-Bearing Deposits in Banks	13,233	1,740
Investment Securities	6,266	5,320
Loans Receivable, Net	68,633	78,785
Loans Held-for-Sale	2,581	1,637
Accrued Interest Receivable	476	321
Federal Home Loan Bank Stock	1,437	1,418
Premises and Equipment, Net	674	704
Cash Surrender Value of Life Insurance	4,114	4,044
Deferred Tax Asset	—	5
Prepaid Expenses and Other Assets	287	155
Total Assets	$103,437	$106,004

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits	$55,563	$58,045
Advances from Federal Home Loan Bank	21,766	21,581
Advance Payments by Borrowers for Taxes and Insurance	1,203	1,425
Deferred Tax Liability	13	—
Accrued Expenses and Other Liabilities	1,714	669
Total Liabilities	80,259	81,720

Commitments and Contingencies (Note 7)

Shareholders' Equity:
Preferred Stock, $0.01 Par Value, 1,000,000 Shares Authorized, No Shares Issued	—	—
Common Stock, $0.01 Par Value, 9,000,000 Shares Authorized, 1,315,302 and 1,429,676 Shares Issued and Outstanding on September 30, 2020 and December 31, 2019	13	14
Additional Paid-in Capital	12,016	13,112
Unallocated Common Stock Held by:
Employee Stock Ownership Plan (ESOP)	(1,063)	(1,098)
Retained Earnings	12,163	12,274
Accumulated Other Comprehensive Income (Loss)	49	(18)
Total Shareholders' Equity	23,178	24,284
Total Liabilities and Shareholders' Equity	$103,437	$106,004

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)

(in thousands except for Earnings Per Share )

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Interest Income:
Loans Receivable	$645	$865	$2,171	$2,622
Investment Securities	14	45	61	123
Interest-Bearing Deposits in Banks	11	69	75	105
Total Interest Income	670	979	2,307	2,850
Interest Expense:
Deposits	240	333	793	944
Advances from Federal Home Loan Bank	142	167	459	519
Total Interest Expense	382	500	1,252	1,463
Net Interest Income	288	479	1,055	1,387

Provision (Credit) for Loan Losses	—	—	—	(9)
Net Interest Income After Provision (Credit) for Loan Losses	288	479	1,055	1,396

Non-Interest Income:
Service Charges and Other Income	20	28	53	74
Fees on Loans Sold	228	236	565	405
Income from Life Insurance	23	23	70	71
Total Non-Interest Income	271	287	688	550

Non-Interest Expenses:
Salaries and Employee Benefits	375	475	1,178	1,162
Occupancy Expense	56	60	158	195
FDIC Deposit Insurance Premium and Examination Fees	17	5	49	42
Data Processing	30	34	86	94
Accounting and Consulting	29	50	141	98
Insurance	21	20	61	57
Legal fees	24	8	56	9
Other	75	53	187	155
Total Non-Interest Expenses	627	705	1,916	1,812
(Loss) Income Before Income Tax (Benefit) Expense	(68)	61	(173)	134
Income Tax (Benefit) Expense	—	8	(62)	14
Net (Loss) Income	$(68)	$53	$(111)	$120

Earnings Per Share: Basic	$(0.06)	$0.04	$(0.08)	$0.09

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30
	2020	2019	2020	2019
Net (Loss) Income	$(68)	$53	$(111)	$120
Other Comprehensive Income:
Unrealized Gains on Investment Securities	8	2	85	119
Income Tax Effect	(2)	(1)	(18)	(25)
Other Comprehensive Income, Net of Income Taxes	6	1	67	94
Comprehensive (Loss) Income	$(62)	$54	$(44)	$214

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)

(in thousands)

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income/(Loss)	Total
Balance, January 1, 2019	$—	$—	$—	$12,335	$(96)	$12,239
Proceeds from Issuance of Common Stock	14	13,102	(1,144)	—	—	11,972
ESOP Shares Earned	—	13	28	—	—	41
Net Income	—	—	—	120	—	120
Other Comprehensive Income	—	—	—	—	94	94
Balance, September 30, 2019	$14	$13,115	$(1,116)	$12,455	$(2)	$24,466

Balance, January 1, 2020	$14	$13,112	$(1,098)	$12,274	$(18)	$24,284
ESOP Shares Earned	—		35	—	—	35
Stock Shares Repurchased	(1)	(1,096)	—	—	—	(1,097)
Net Loss	—	—	—	(111)	—	(111)
Other Comprehensive Income	—	—	—	—	67	67
Balance, September 30, 2020	$13	$12,016	$(1,063)	$12,163	$49	$23,178

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)

(in thousands)

	Nine Months Ended September 30
	2020	2019
Cash Flows from Operating Activities:
Net (Loss) Income	$(111)	$120
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used in) Operating Activities:
Cash (Used in) Provided by Operating Activities:
Provision (Credit) for Loan Losses	—	(9)
Depreciation Expense	43	64
Amortization of FHLB Advance Prepayment Penalty	49	54
Provision for Deferred Income Taxes	—	55
Net (Accretion) Amortization of Premium/Discount on Mortgage-Backed Securities	(6)	10
Stock Dividend on Federal Home Loan Bank Stock	(19)	(32)
Non-cash Compensation for ESOP	35	41
Net Decrease in Loans Held-for-Sale	(944)	(2,169)
Changes in Assets and Liabilities:
(Increase) in Accrued Interest Receivable	(155)	—
(Increase) in CSV of Life Insurance	(70)	(70)
(Increase) in Prepaid Expenses and Other Assets	(132)	(101)
Increase (Decrease) in Accrued Expenses and Other Liabilities	1,045	(1,416)
Net Cash (Used in) Operating Activities	(265)	(3,453)

Cash Flows from Investing Activities:
Net Decrease in Loans	10,152	552
Proceeds from Maturities of Interest-Bearing Deposits in Banks	6,482	500
Purchases of Interest-Bearing Deposits in Banks	(17,975)	(1,748)
Purchases of Investment Securities	(1,919)	(1,991)
Proceeds from Sales, Calls and Principal Repayments of Investment Securities	1,064	1,061
Purchases of Premises and Equipment	(13)	(19)
Net Cash (Used in) Investing Activities	(2,209)	(1,645)

Cash Flows from Financing Activities:
Net (Decrease) Increase in Deposits	(2,482)	2,157
Proceeds from Stock Offering	—	13,116
Shares Repurchased	(1,097)	—
Loan to ESOP for Purchase of Stock	—	(1,144)
Advances from Federal Home Loan Bank	4,000	5,000
Payments on Advances from Federal Home Loan Bank	(3,864)	(7,500)
Net (Decrease) in Advance Payments by Borrowers for Taxes and Insurance	(222)	—
Net Cash (Used in) Provided by Financing Activities	(3,665)	11,629

Net (Decrease) Increase in Cash and Cash Equivalents	(6,139)	6,531

Cash and Cash Equivalents at Beginning of Period	11,875	3,090
Cash and Cash Equivalents at End of Period	$5,736	$9,621

Supplemental Disclosures for Cash Flow Information:
Cash Paid for:
Interest	$1,311	$1,450

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain/Loss on Investment Securities	$85	$119

The accompanying notes are an integral part of these financial statements.

Eureka Homestead Bancorp, Inc.

Form 10-Q

EUREKA HOMESTEAD BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month and nine month periods ended September 30, 2020 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”). Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report.

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

In September 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently assessing the amendments but does not anticipate they will have a material impact on the Company’s Consolidated Financial Statements.

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

Earnings (loss) per common share were computed based on the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands, except per share data)	2020	2020
Numerator:
Net (loss) available to common shareholders	$(68)	$(111)

Denominator:
Weighted average common shares outstanding	1,341	1,420
Less: Average unallocated ESOP shares	108	109
Weighted average shares	1,233	1,311

Basic (loss) per common share	$(0.06)	$(0.08)

Note 4 – Investment Securities -

The amortized cost and fair values of investment securities available-for-sale were as follows:

		Gross	Gross
September 30, 2020:	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Mortgage-Backed Securities:
FHLMC	$2,948	$69	$—	$3,017
SBA 7a Pools	3,256	1	(8)	3,249
Total Investment Securities Available-for-Sale	$6,204	$70	$(8)	$6,266

		Gross	Gross
December 31, 2019:	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Mortgage-Backed Securities:
FHLMC	$2,664	$—	$(19)	$2,645
SBA 7a Pools	2,678	5	(8)	2,675
Total Investment Securities Available-for-Sale	$5,342	$5	$(27)	$5,320

All investment securities held on September 30, 2020 and December 31, 2019, were government-sponsored mortgage-backed or SBA pool securities.

The amortized cost and fair values of the investment securities available-for-sale at September 30, 2020, by contractual maturity, are shown below. For mortgage-backed securities and SBA 7a pools, expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
September 30, 2020	Amortized	Fair
(in thousands)	Cost	Value
Amounts Maturing:
After One Year through Five Years	$—	$—
After Five Years through Ten Years	3,327	3,319
After Ten Years	2,877	2,947
	$6,204	$6,266

No investment securities were pledged to secure advances from the FHLB at September 30, 2020 and December 31, 2019.

Gross unrealized losses in investment securities at September 30, 2020 and December 31, 2019, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more, are as follows:

September 30, 2020
(in thousands)	Less Than 12 Months		12 Months or More		Totals
Security		Unrealized		Unrealized		Unrealized
Description	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Mortgage-Backed
FHLMC	$—	$—	$—	$—	$—	$—
SBA 7a Pools	912	(8)	—	—	912	(8)
	$912	$(8)	$—	$—	$912	$(8)

December 31, 2019
(in thousands)	Less Than 12 Months		12 Months or More		Totals
Security		Unrealized		Unrealized		Unrealized
Description	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Mortgage-Backed
FHLMC	$655	$(4)	$1,990	$(15)	$2,645	$(19)
SBA 7a Pools	—	—	1,692	(8)	1,692	(8)
	$655	$(4)	$3,682	$(23)	$4,337	$(27)

Management evaluates securities for other-than temporary impairment on a periodic and regular basis, as well as when economic or market concerns warrant such evaluation. No declines at September 30, 2020 and December 31, 2019, were deemed to be other-than-temporary.

In analyzing an issuer’s financial condition, management considers whether the federal government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial statements.

Note 5 – Loans Receivable and the Allowance for Loan Losses -

Loans receivable at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30,	December 31,
(in thousands)	2020	2019
Mortgage Loans
1-4 Family	$64,306	$73,591
Multifamily	3,184	3,567
Commercial real estate	762	1,117
Consumer Loans	210	209
	68,462	78,484
Plus (Less):
Unamortized Loan Fees/Costs	1,021	1,151
Allowance for Loan Losses	(850)	(850)
Net Loans Receivable	$68,633	$78,785

The performing mortgage loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at September 30, 2020 and December 31, 2019.

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

The following tables set forth, as of September 30, 2020 and December 31, 2019, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Loan Losses and Recorded Investment in Loans Receivable
September 30, 2020 (in thousands)

			Mortgage-
	Mortgage-	Mortgage-	Commercial
	1-4 Family	Multifamily	Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$812	$27	$11	$—	$850
Charge-Offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision	1	3	(4)	—	—
Ending Balance	$813	$30	$7	$—	$850

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$813	$30	$7	$—	$850

Loans Receivable:
Ending Balance	$64,306	$3,184	$762	$210	$68,462

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$64,306	$3,184	$762	$210	$68,462

The allowance for loan losses for Mortgage 1-4 Family Loans of $813,000 includes an unallocated portion of $477,000 as of September 30, 2020.

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

Credit Quality Indicators - Credit Risk Profile Based on Loan Grades at September 30, 2020 (in thousands)

			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
Mortgage Loans:
1 to 4 Family	$63,659	$30	$55	$562	$—	$64,306
Multifamily	3,184	—	—	—	—	3,184
Commercial real estate	762	—	—	—	—	762
Non-Mortgage Loans:
Consumer	210	—	—	—	—	210
Total	$67,815	$30	$55	$562	$—	$68,462

Credit Quality Indicators - Credit Risk Profile Based on Loan Grades at December 31, 2019 (in thousands)

			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
Mortgage Loans:
1 to 4 Family	$72,937	$87	$—	$567	$—	$73,591
Multifamily	3,567	—	—	—	—	3,567
Commercial real estate	1,117	—	—	—	—	1,117
Non-Mortgage Loans:
Consumer	209	—	—	—	—	209
Total	$77,830	$87	$—	$567	$—	$78,484

At September 30, 2020 and December 31, 2019, loan balances outstanding on non-accrual status amounted to $0 and $0, respectively. The Company considers loans more than 90 days past due and on nonaccrual as nonperforming loans.

At September 30, 2020 and December 31, 2019, the credit quality indicators (performing and nonperforming loans), disaggregated by class of loan, are as follows:

Credit Quality Indicators - Credit Risk Profile Based on Payment Activity at September 30, 2020 (in thousands)

		Non-
	Performing	Performing	Total
Mortgage Loans:
1 to 4 Family	$64,306	$—	$64,306
Multifamily	3,184	—	3,184
Commercial real estate	762	—	762
Non-Mortgage Loans:
Consumer	210	—	210
Total	$68,462	$—	$68,462

Credit Quality Indicators - Credit Risk Profile Based on Payment Activity at December 31, 2019 (in thousands)

		Non-
	Performing	Performing	Total
Mortgage Loans:
1 to 4 Family	$73,591	$—	$73,591
Multifamily	3,567	—	3,567
Commercial real estate	1,117	—	1,117
Non-Mortgage Loans:
Consumer	209	—	209
Total	$78,484	$—	$78,484

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of September 30, 2020 and December 31, 2019. There were no loans over 90 days past due and still accruing as of September 30, 2020 and December 31, 2019.

Aged Analysis of Past Due Loans Receivable at September 30, 2020 (in thousands)

	30-59	60-89	90 Days or			Total
	Days	Days	Greater	Total		Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Mortgage Loans:
1 to 4 Family	$—	$87	$—	$87	$64,219	$64,306
Multifamily	—	—	—	—	3,184	3,184
Commercial real estate	—	—	—	—	762	762
Non-Mortgage Loans:
Consumer	—	—	—	—	210	210
Total	$—	$87	$—	$87	$68,375	$68,462

Aged Analysis of Past Due Loans Receivable at December 31, 2019 (in thousands)

	30-59	60-89	90 Days or			Total
	Days	Days	Greater	Total		Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Mortgage Loans:
1 to 4 Family	$—	$89	$—	$89	$73,502	$73,591
Multifamily	—	—	—	—	3,567	3,567
Commercial real estate	—	—	—	—	1,117	1,117
Non-Mortgage Loans:
Consumer	—	—	—	—	209	209
Total	$—	$89	$—	$89	$78,395	$78,484

The following is a summary of information pertaining to impaired loans as of September 30, 2020 and December 31, 2019.

Impaired Loans

September 30, 2020

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

The Company had no troubled debt restructurings as of September 30, 2020 and December 31, 2019 or any that defaulted subsequent to the restructuring through the date the financial statements were issued.

During the nine months ended September 30, 2020, the Company modified 71 mortgage loans, with an aggregate balance of $15.3 million, in each case related to a hardship caused by the COVID-19 pandemic and responses thereto. The Company is working with borrowers and providing modifications in the form of principal, interest and escrow deferral, in each case, for initial periods of up to 90 days. The deferred payments will be collected at the original maturity date or at the time the loan is ultimately paid off. As necessary, the Company is making available a second 90 day principal, interest and escrow deferral bringing the total potential deferral period to six months. Modifications are structured in a manner to best address each individual customer's current situation. These modifications are excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. Modified loans will be considered current and will continue to accrue interest during the deferral period.

Detail of COVID-19 modifications on the Company’s loan portfolio during the nine months ended September 30, 2020 follows.

		Number of	Total
	Total	Contracts	Balance	Percent
	Balance	Modified	Modified	Modified
Modifications as of September 30, 2020
(in thousands)
Mortgage Loans
1-4 Family	$66,186	6	$2,138	3.2%
Multifamily	3,204	2	848	26.5%
Commercial Real Estate	1,086	—	—	0.0%
Total Loans	$70,476	8	$2,986	4.2%

As of October 31, 2020, all but 1 of the modified loans aggregating $430,000 have resumed normal monthly payments. The Company has received no requests for additional deferrals. Loans which have had multiple COVID-19 modifications though October 31, 2020 are detailed below.

Total
	Number of	Balance
Modifications as of October 31, 2020	Contracts	Multiple
(in thousands)	Modified	Modifications
Mortgage Loans
1-4 Family	1	$430
Multifamily	—	—
Commercial Real Estate	—	—
Total Loans	1	$430

The Company is closely monitoring all loans that received deferrals. As additional information becomes available, management will continue to evaluate these loans to ensure appropriate risk classification.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital, tier 1 capital, and common equity tier 1 capital to risk-weighted assets (as defined in the regulations), and leverage capital, which is tier 1 capital to adjusted average total assets (as defined). Management believes, as of September 30, 2020 and December 31, 2019, that the Bank meets all the capital adequacy requirements to which it is subject.

As of September 30, 2020 and December 31, 2019, the most recent notifications from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and leveraged capital ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank’s category. The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
September 30, 2020:	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$19,586	43.76%	$3,581	8.00%	$4,476	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$19,023	42.50%	$2,686	6.00%	$3,581	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$19,023	42.50%	$2,014	4.50%	$2,910	6.50%
Tier 1 Leverage Capital
(to Adjusted Total Assets)	$19,023	18.26%	$4,166	4.00%	$5,208	5.00%

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2019:	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$19,568	38.94%	$4,020	8.00%	$5,026	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$18,938	37.68%	$3,015	6.00%	$4,020	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$18,938	37.68%	$2,262	4.50%	$3,267	6.50%
Tier 1 Leverage Capital
(to Adjusted Total Assets)	$18,938	17.47%	$4,336	4.00%	$5,420	5.00%

A reconciliation of the Bank’s capital determined under GAAP to Total Capital, Tier 1 Capital, Common Equity Tier 1 Capital and Tier 1 Leverage Capital for September 30, 2020 and December 31, 2019, is as follows:

	September 30,	December 31,
(in thousands)	2020	2019
Total Equity (Bank Only)	$19,072	$18,920
Unrealized (Gains) Losses on Securities
Available-for-Sale, Net	(49)	18

Tangible, Tier 1 Capital and Common Equity Tier 1	19,023	18,938
Allowance for Loan Losses Included in Capital	563	630
Total Capital	$19,586	$19,568

The specific reserves included in the Allowance for Loan Losses were not significant as of September 30, 2020 and December 31, 2019.

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

At September 30, 2020 and December 31, 2019, the Company had $102,000 and $524,000 of outstanding commitments to originate loans, respectively, all of which represents the balance of remaining funds to be disbursed on construction loans in process. In recent years we have sold loans on an industry-standard, servicing-released basis. At September 30, 2020, there were mortgage loans sold to investors with limited recourse for certain periods after the date of sale totaling $8.6 million at the sale date. Recourse would apply if the borrower(s) default on any payment within the first four months of the mortgage loan and it remains in default for a period of 90 days, or if the mortgage loan prepays in full within 180 days of the sale date. Should an early payment default occur, Eureka Homestead shall, at its sole discretion, repurchase such mortgage loan from the purchaser at its current amortized balance plus the service release premium received or indemnify the purchaser by paying the service release premium received plus $5,000. Should a mortgage loan prepay in full within 180 days of the sale date, Eureka Homestead shall refund to the purchaser the servicing release premium paid. There have been mortgage loans sold that had an early payment default or that prepaid in full during the recourse period.

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

The following tables present the balances of assets measured on a recurring basis as of September 30, 2020 and December 31, 2019. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
September 30, 2020:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage-Backed Securities
FHLMC	$3,017	$—	$3,017	$—
SBA 7a Pools	3,249	—	3,249	—
Total Investment Securities	$6,266	$—	$6,266	$—

	Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
December 31, 2019:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage-Backed Securities
FHLMC	$2,645	$—	$2,645	$—
SBA 7a Pools	2,675	—	2,675	—
Total Investment Securities	$5,320	$—	$5,320	$—

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

The fair value of the impaired loans is measured at the fair value of the collateral for collateral-dependent loans. Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens. Repossessed assets are initially recorded at fair value less estimated costs to sell. The fair value of repossessed assets is based on property appraisals and an analysis of similar properties available. As such, the Company records repossessed assets as Level 2. The Company had no impaired loans or repossessed assets at September 30. 2020 or December 31, 2019.

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

The estimated fair values of the Company’s financial instruments are as follows as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and Cash Equivalents	$5,736	$5,736	$11,875	$11,875
Interest-Bearing Deposits in Banks	13,233	13,233	1,740	1,740
Investment Securities	6,266	6,266	5,320	5,320
Loans - Net	68,633	71,659	78,785	82,300
Loans Held-for-Sale	2,581	2,581	1,637	1,637
Accrued Interest Receivable	476	476	321	321
FHLB Stock	1,437	1,437	1,418	1,418
Cash Surrender Value of Life Insurance	4,114	4,114	4,044	4,044
Financial Liabilities:
Deposits	55,563	57,337	58,045	59,053
Advances from FHLB	21,766	22,874	21,581	22,007
Accrued Interest Payable	78	78	137	137

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

Note 10 – Employee Stock Ownership Plan -

As part of the stock conversion, shares were purchased by the ESOP with a loan from Eureka Homestead Bancorp, Inc. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP for the three and nine month periods ended September 30, 2020 was $21,000 and $62,000, respectively.

The stock price when issued was $10 per share.  The fair value of the 108,000 unallocated shares was $1.0 million based on the average price of our common stock for the quarter ended September 30, 2020, of $9.47 per share.

Note 11 - Subsequent Events -

Management has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through November 16, 2020, the date the financial statements were issued.

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

In October 2020, the Company repurchased an additional 10,500 of its common shares for $105,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at September 30, 2020 and results of operations for the three and nine months ended September 30, 2020 and 2019 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

During the nine-month period ended September 30, 2020, the novel coronavirus (“COVID-19”) had spread world-wide, led to severe unemployment, and is impacting individuals, households and businesses in a multitude of ways. We have been deemed an essential service and exempted from the shutdowns across the country. We continue to operate while keeping the safety and well-being of our employees and customers as our top priority. We continue to meet customers’ needs and have tried to minimize any inconvenience to our customers. Our offices remain open, with drive-thru facilities fully operational, while lobby access is by appointment only.

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

The Federal and state governments have been diligently working to contain its spread. The result of these containment strategies has had an enormous impact on the economy and will have a negative impact on borrowers’ ability to make timely loan payments as many businesses are forced to temporarily shut down. The Federal Reserve Board along with the other various regulatory agencies have issued joint guidance to financial institutions who are working with borrowers affected by the coronavirus. The Company is working with borrowers, and has instituted a loan deferment program whereby short-term deferral of payments are provided. The deferred payments will be collected at the original maturity date or at the time the loan is ultimately paid off. As of September 30, 2020, we had eight remaining modified loans aggregating $3.0 million, primarily consisting of the deferral of principal, interest and escrow payments for three months. As of October 31, 2020, all but one of the modified loans aggregating $430,000 have resumed normal monthly payments. The remaining loan had payments deferred for an additional three months. We will not report these loans as delinquent and will continue to recognize interest income during the deferral period. We have increased the qualitative factors in our calculation of the allowance for loan losses for loans to borrowers that have taken advantage of the deferment program. No increase in the allowance was deemed necessary at September 30, 2020 due to the increase in the qualitative factors. These loans will be closely monitored to determine collectability and accrual and delinquency status will be updated as deemed appropriate.

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

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Total Assets. Total assets decreased $2.6 million, or 2.4%, to $103.4 million at September 30, 2020 from $106.0 million at December 31, 2019. The decrease was due primarily to decreases in cash and cash equivalents of $6.1 million primarily from a decrease in deposits of $2.5 million and repurchase of $1.1 million of common stock, and in net loans of $10.2 million mainly due to payoffs, offset in part by increases of $11.5 million in interest-bearing deposits in banks resulting primarily from loan payoffs, $946,000 in investment securities available-for-sale, and $944,000 in loans held-for-sale.

Net Loans. Net loans decreased $10.2 million, or 12.9%, to $68.6 million at September 30, 2020 from $78.8 million at December 31, 2019. During the nine months ended September 30, 2020, one- to four-family residential real estate loans decreased $9.3 million, or 12.6%, to $64.3 million from $73.6 million at December 31, 2019, multifamily loans decreased $383,000, or 10.7%, to $3.2 million from $3.6 million at December 31, 2019, commercial real estate loans decreased $356,000, or 31.8%, to $762,000 from $1.1 million at December 31, 2019 and consumer loans increased $1,000, or 0.5%, to $210,000 from $209,000 at December 31, 2019.

The reduction in net loans was due primarily to the large amount of refinance activity in the residential loan portfolio.  This activity was stimulated by historically low interest rates available on 30-year fixed- rate home loans.  The prevailing rates were such that, at the time, we chose to sell most the refinanced loans rather than keep them in portfolio. The decrease in multifamily loans was principally due to a principal paydown of $300,000 on one loan. The decrease in commercial real estate loans was principally due to the payoff of one $316,000 loan.

Cash and Cash Equivalents. Cash and cash equivalents decreased $6.1 million, or 51.7%, to $5.7 million at September 30, 2020 from $11.9 million at December 31, 2019. The decrease was principally due to a decrease in deposits and the redeployment of funds into interest-bearing deposits.

Interest-Bearing Deposits in Banks. Interest-bearing deposits in banks increased $11.5 million, or 660.5%, to $13.2 million at September 30, 2020 from $1.7 million at December 31, 2019 as a result of net deposit purchases of $11.5 million due to reductions of loans receivable of $9.2 million and cash and cash equivalents of $6.1 million, offset somewhat by purchases, net of paydowns, on investment securities of $946,000, a reduction in deposits of $2.5 million and the repurchase of shares of common stock of $1.1 million during the nine months ended September 30, 2020.

Securities Available-for-Sale. Investment securities available-for-sale, consisting of government-sponsored mortgage-backed securities and SBA 7a pools backed by equipment and mortgage loans, increased $946,000, or 17.8%, to $6.3 million at September 30, 2020 from $5.3 million at December 31, 2019 as a result of purchases of $2.0 million offset in part by normal repayments and some prepayments of $1.1 million during the nine months ended September 30, 2020.

Bank-Owned Life Insurance. At September 30, 2020, our investment in bank-owned life insurance was $4.1 million, an increase of $70,000, or 1.7%, from $4.0 million at December 31, 2019. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased $132,000, or 85.2%, to $287,000 at September 30, 2020 from $155,000 at December 31, 2019. The increase resulted principally from an increases of $62,000 in prepaid income taxes, $35,000 in fees receivable on loans sold and $35,000 in prepaid expenses.

Deposits. Deposits decreased $2.5 million, or 4.3%, to $55.6 million at September 30, 2020 from $58.0 million at December 31, 2019, principally due to a $2.6 million decrease in certificates of deposit, or 4.7%, to $52.7 million at September 30, 2020 from $55.2 million at December 31, 2019. The decrease in certificates of deposit resulted primarily from a decreases of $5.6 million in certificates of deposit from municipalities and $496,000 of local retail certificates of deposit, offset in part by an increase in certificates of deposit derived from an online service of $3.5 million. We have sometimes utilized the non-retail funding sources to fund our loan origination and growth and to replace Federal Home Loan Bank advances.

Borrowings. Borrowings, consisting entirely of Federal Home Loan Bank (FHLB) advances, increased $185,000, or 0.9% to $21.8 million at September 30, 2020 from $21.6 million at December 31, 2019, as we secured $4.0 million of new advances to replace $3.8 million of maturing advances to take advantage of historically low 5-year advances to help manage interest rate risk.

Total Equity. Total equity decreased $1.1 million, or 4.6%, to $23.2 million at September 30, 2020 from $24.3 million at December 31, 2019. The decrease resulted primarily from the repurchase of $1.1 million of shares of common stock and the net loss of $111,000 during the nine months ended September 30, 2020, offset in part by an increase in accumulated other comprehensive income of $67,000 and a decrease of $35,000 in unallocated common stock held by our ESOP.

Comparison of Operating Results for the Three Months Ended September 30, 2020 and 2019

General. We had a net loss of $68,000 for the three months ended September 30, 2020, compared to net income of $53,000 for the three months ended September 30, 2019, a decrease of $121,000. The decrease in net income resulted from decreases in net interest income of $191,000 and noninterest income of $16,000, offset, in part, by decreases in noninterest expense of $78,000 and income tax expense of $8,000.

Interest Income. Interest income decreased $309,000, or 31.6%, to $670,000 for the three months ended September 30, 2020 from $979,000 for the three months ended September 30, 2019. This decrease was attributable to decreases in interest on loans receivable of $220,000, interest on investment securities of $31,000 and interest on other interest-earning assets of $58,000. The average balance of loans decreased $10.5 million, or 12.9%, to $70.5 million for the three months ended September 30, 2020 from $81.0 million for the three months ended September 30, 2019, and the average yield on loans decreased 61 basis points to 3.66% for the three months ended September 30, 2020 from 4.27% for the three months ended September 30, 2019. The average balance of investment securities decreased $2.6 million, or 37.0%, to $4.5 million for the three months ended September 30, 2020 from $7.1 million for the three months ended September 30, 2019, while the average yield on investment securities decreased 127 basis points to 1.25% for the three months ended September 30, 2020 from 2.52% for the three months ended September 30, 2019. The average balance of other interest-earning assets increased $7.5 million, or 55.8%, to $20.8 million for the three months ended September 30, 2020 from $13.4 million for the three months ended September 30, 2019, and the average yield on other interest-earning assets decreased 185 basis points to 0.21% for the three months ended September 30, 2020 from 2.06% for the three months ended September 30, 2019.

Interest Expense. Total interest expense decreased $118,000, or 23.6%, to $382,000 for the three months ended September 30, 2020 from $500,000 for the three months ended September 30, 2019. The decrease was due to decreases of $93,000, or 27.9% in interest expense on deposits and $25,000, or 15.0%, in interest expense on advances from the FHLB. The average balance of interest-bearing deposits in banks decreased $7.2 million, or 11.5%, to $55.7 million for the three months ended September 30, 2020 from $63.0 million for the three months ended September 30, 2019, and the average cost of interest-bearing deposits in banks decreased 39 basis points to 1.72% for the three months ended September 30, 2020 from 2.11% for the three months ended September 30, 2019. The average balance of FHLB advances decreased $865,000, or 3.7%, to $22.2 million for the three months ended September 30, 2020 from $23.1 million for the three months ended September 30, 2019. The average cost of these advances decreased 33 basis points to 2.56% for the three months ended September 30, 2020 from 2.89% for the three months ended September 30, 2019.

Net Interest Income. Net interest income decreased $191,000, or 39.9%, to $288,000 for the three months ended September 30, 2020 from $479,000 for the three months ended September 30, 2019. Average net interest-earning assets increased $2.5 million period to period. This increase was due primarily to an increase in the average balance of cash and cash equivalents period to period. The increase in cash and cash equivalents was principally due to funds received in the stock offering. This increase was offset somewhat by the decreases in loans receivable and investment securities. Our interest rate spread decreased to 0.84% for the three months ended September 30, 2020 from 1.54% for the three months ended September 30, 2019, and our net interest margin decreased to 1.20% for the three months ended September 30, 2020 from 1.89% for the three months ended September 30, 2019. The decreases in interest rate spread and net interest margin were primarily the result of lower interest rates on the increased balance of cash and cash equivalents due to the funds received in the stock conversion not yet utilized to fund loans and the sharp decrease in market interest rates since September 30, 2019.

Provision for Loan Losses. There was no provision for loan losses for the three months ended September 30, 2020 or 2019. The allowance for loan losses was $850,000, or 1.24% of total loans, at September 30, 2020, compared to $850,000, or 1.08% of total loans, at December 31, 2019, and $850,000, or 1.08%, of total loans, at September 30, 2019. Classified (substandard, doubtful and loss) loans decreased to $562,000 at September 30, 2020 from $567,000 at December 31, 2019 and $570,000 at September 30, 2019. There were no non-performing loans at September 30, 2020, December 31, 2019 or September 30, 2019. There were no charge-offs or recoveries for the three months ended September 30, 2020 or the three months ended September 30, 2019.

Noninterest Income. Noninterest income decreased $16,000, or 5.6%, to $271,000 for the three months ended September 30, 2020 from $287,000 for the three months ended September 30, 2019. The increase was to decreases of $8,000 in service charges and other income and $8,000 in fees on loans sold.

Noninterest Expense. Noninterest expense decreased $78,000, or 11.1%, to $627,000 for the three months ended September 30, 2020 from $705,000 for the three months ended September 30, 2019. This decrease was primarily due to a decrease of $100,000, or 21.1%, in salaries and employee benefits. The decrease in salaries and employee benefits resulted primarily from an increase of $75,000 in deferred loan origination costs on higher portfolio loan volume period to period, and decreases of $6,000 in salary expense and $21,000 of expenses recognized for the employee stock ownership plan. There were also decreases of $4,000, or 6.7%, in occupancy expense and $21,000, or 42.0%, in accounting and consulting expense. These decreases were offset in part by an increase of $16,000, or 200.0%, in legal expense due to increased costs of operating as a public company, and increases of $12,000, or 240.0%, in FDIC deposit insurance premiums and OCC assessments and $22,000, or 41.5%, in other expenses.

We expect our noninterest expense to increase in future periods because of the anticipated costs associated with the increased compensation expenses associated with the implementation of the stock-based benefit plan approved by our stockholders.

Income Tax Expense. Income tax expense decreased $8,000 to $0 for the three months ended September 30, 2020 compared to $8,000 for the three months ended September 30, 2019. The decrease resulted from the net loss recorded for the three months ended September 30, 2020. The effective tax rate was 0.00% for the three months ended September 30, 2020 compared to 13.11% for the same quarter in 2019.

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

Comparison of Operating Results for the Nine Months Ended September 30, 2020 and 2019

General. We had a net loss of $111,000 for the nine months ended September 30, 2020, compared to net income of $120,000 for the nine months ended September 30, 2019, a decrease of $231,000. The decrease in net income resulted from a decrease in net interest income of $332,000, and an increase in noninterest expense of $104,000, offset, in part, by an increase of $138,000 in noninterest income and a decrease of $76,000 in income tax expense.

Interest Income. Interest income decreased $543,000, or 19.1%, to $2.3 million for the nine months ended September 30, 2020 from $2.8 million for the nine months ended September 30, 2019. This decrease was primarily attributable to decreases in interest on loans receivable of $451,000, interest on investment securities of $62,000 and interest on other interest-earning assets of $30,000. The average balance of loans decreased $6.9 million, or 8.5%, to $73.9 million for the nine months ended September 30, 2020 from $80.8 million for the nine months ended September 30, 2019, and the average yield on loans decreased 41 basis points to 3.92% for the nine months ended September 30, 2020 from 4.33% for the nine months ended September 30, 2019. The average balance of investment securities decreased $1.9 million, or 27.7%, to $4.9 million for the nine months ended September 30, 2020 from $6.7 million for the nine months ended September 30, 2019, while the average yield on investment securities decreased 77 basis points to 1.67% for the nine months ended September 30, 2020 from 2.44% for the nine months ended September 30, 2019. The average balance of other interest-earning assets increased $13.0 million, or 192.7%, to $19.8 million for the nine months ended September 30, 2020 from $6.8 million for the nine months ended September 30, 2019, and the average yield on other interest-earning assets decreased 157 basis points to 0.50% for the nine months ended September 30, 2020 from 2.07% for the nine months ended September 30, 2019.

Interest Expense. Total interest expense decreased $211,000, or 14.4%, to $1.3 million for the nine months ended September 30, 2020 from $1.5 million for the nine months ended September 30, 2019. The decrease was due to decreases of $151,000 or 16.0% in interest expense on deposits and $60,000, or 11.6%, in interest expense on advances from the FHLB. The average balance of interest-bearing deposits in banks decreased $3.4 million, or 5.7%, to $56.3 million for the nine months ended September 30, 2020 from $59.7 million for the nine months ended September 30, 2019, and the average cost of interest-bearing deposits in banks decreased 23 basis points to 1.88% for the nine months ended September 30, 2020 from 2.11% for the nine months ended September 30, 2019. The average balance of FHLB advances decreased $1.2 million, or 4.8%, to $23.0 million for the nine months ended September 30, 2020 from $24.1 million for the nine months ended September 30, 2019. The average cost of these advances decreased 21 basis points to 2.66% for the nine months ended September 30, 2020 from 2.87% for the nine months ended September 30, 2019.

Net Interest Income. Net interest income decreased $332,000, or 23.9%, to $1.1 million for the nine months ended September 30, 2020 from $1.4 million for the nine months ended September 30, 2019. Average net interest-earning assets increased $8.8 million period to period. This increase was due primarily to an increase in the average balance of interest-bearing deposits in banks period to period. The increase in interest-bearing deposits in banks was principally due to funds remaining from the stock offering not yet used to fund loans. Our interest rate spread decreased to 1.02% for the nine months ended September 30, 2020 from 1.70% for the nine months ended September 30, 2019, and our net interest margin decreased to 1.43% for the nine months ended September 30, 2020 from 1.96% for the nine months ended September 30, 2019. The decreases in interest rate spread and net interest margin were primarily the result of lower interest rates on the increased balance of interest-bearing deposits in banks due to the funds received in the stock conversion not yet utilized to fund loans and the sharp decrease in market interest rates since September 30, 2019.

Provision for Loan Losses. There was no provision for loan losses for the nine months ended September 30, 2020 compared to a benefit of $9,000 for the nine months ended September 30, 2019. The allowance for loan losses was $850,000, or 1.24% of total loans, at September 30, 2020, compared to $850,000, or 1.08% of total loans, at December 31, 2019, and $850,000, or 1.08% of total loans, at September 30, 2019. Classified (substandard, doubtful and loss) loans decreased to $562,000 at September 30, 2020 from $567,000 at December 31, 2019 and $570,000 at September 30, 2019. There were no non-performing loans at September 30, 2020, December 31, 2019 or September 30, 2019. There were no charge-offs or recoveries for the nine months ended September 30, 2020. There were net recoveries of $9,000 for the nine months ended September 30, 2019.

Noninterest Income. Noninterest income increased $138,000, or 25.1%, to $688,000 for the nine months ended September 30, 2020 from $550,000 for the nine months ended September 30, 2019. The increase was primarily due to an increase of $160,000, or 39.7%, in fees on loans sold, offset in part by a decrease in service charges and other income of $21,000, or 28.3%.

Noninterest Expense. Noninterest expense increased $104,000, or 5.7%, to $1.9 million for the nine months ended September 30, 2020 from $1.8 million for the nine months ended September 30, 2019. There were increases of $16,000, or 1.4%, in salaries and employee benefits, $42,000, or 43.3%, in accounting and consulting expense and $47,000, or 526.4%, in legal expense due to increased costs of operating as a public company, as well as increases of $8,000, or 18.7% in FDIC deposit insurance premiums and OCC assessments, $4,000, or 7.2%, in insurance expenses and $32,000, or 20.4%, in other expense. These increases were offset in part by decreases of $37,000, or 19.0%, in occupancy expense and $7,000, or 7.8%, in data processing expense.

We expect our noninterest expense to increase in future periods because of the anticipated costs associated with the increased compensation expenses associated with the implementation of the stock-based benefit plan approved by our stockholders.

Income Tax Expense. Income tax benefit increased $76,000 to a benefit of $62,000 for the nine months ended September 30, 2020 compared to an expense of $14,000 for the nine months ended September 30, 2019. The increase resulted from the recordation of expected refunds from the carryback of tax net operating losses as now allowed by the CARES Act. The effective tax rate was (35.84%) for the nine months ended September 30, 2020 compared to 10.45% for the same period in 2019.

To provide financial assistance and liquidity to taxpayers during the COVID-19 pandemic, the CARES Act amended the federal income tax rules with regard to the usage of net operating losses (“NOLs”) for corporate taxpayers. The CARES Act allows for the carryback of losses arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, to be carried back to each of the five taxable years preceding the taxable year of the loss.  The CARES Act also temporarily repeals the 80% limitation for NOLs arising in tax years beginning after December 31, 2017 and beginning before January 1, 2021 and carried to another tax year. These NOLs are now permitted to fully offset the loss corporation’s pre-2021 taxable income.

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from the sale of loans. We also have the ability to borrow from the FHLB. At September 30, 2020, we had $21.8 million outstanding in advances from the FHLB, and had the capacity to borrow approximately an additional $14.8 million from the FHLB and an additional $6.6 million on a line of credit with First National Bankers’ Bank, Baton Rouge, Louisiana at this date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash (used in) operating activities was ($265,000) and ($3.5 million) for the nine months ended September 30, 2020 and 2019, respectively. Net cash (used in) investing activities, which consists primarily of net change in loans receivable, net change in interest-bearing deposits in banks and net change in investment securities, was ($2.2 million) and ($1.6 million) for the nine months ended September 30, 2020 and 2019, respectively. Net cash (used in) provided by financing activities, consisting primarily of the proceeds from the issuance of common stock due to the conversion, repurchases of common stock, and activity in deposit accounts, FHLB advances and advance payments by borrowers for taxes and insurance, was ($3.7 million) and $11.6 million for the nine months ended September 30, 2020 and 2019, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2020, the Bank exceeded all regulatory capital requirements with a Tier 1 leverage capital level of $19.0 million, or 18.26% of adjusted average total assets, which is above the well-capitalized required level of $5.2 million, or 5.0%; and total risk-based capital of $19.6 million, or 43.76% of risk-weighted assets, which is above the well-capitalized required level of $4.5 million, or 10.0%; and common equity Tier 1 capital of $19.0 million or 42.5% of risk weighted assets, which is above the well-capitalized required level of $2.9 million, or 6.5% of risk weighted assets. Accordingly, Eureka Homestead was categorized as well capitalized at September 30, 2020. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements. At September 30, 2020 and December 31, 2019, the Company had $0 and $524,000 of outstanding commitments to originate loans, respectively, all of which represents the balance of remaining funds to be disbursed on construction loans in process. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2020 total $19.7 million at September 30, 2020. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. In recent years we have sold loans on an industry-standard, servicing-released basis. At September 30, 2020, there were mortgage loans sold to investors with limited recourse for certain periods after the date of sale totaling $8.6 million at the sale date. Recourse would apply if the borrower(s) default on any payment within the first four months of the mortgage loan and it remains in default for a period of 90 days, or if the mortgage loan prepays in full within 180 days of the sale date. Should an early payment default occur, Eureka Homestead shall, at its sole discretion, repurchase such mortgage loan from the purchaser at its current amortized balance plus the service release premium received or indemnify the purchaser by paying the service release premium received plus $5,000. Should a mortgage loan prepay in full within 180 days of the sale date, Eureka Homestead shall refund to the purchaser the servicing release premium paid. There have been no mortgage loans sold that had an early payment default or that prepaid in full during the recourse period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	There were no sales of unregistered securities during the period covered by this Report.
(b)	Not applicable.
(c)	The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plans and are set forth in the following table.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average Price	as Part of Publicly	Yet be Purchased
	Shares	Paid Per	Announced Plans	Under the Plan or
Period	Purchased	Share	or Programs	Programs (1)
July 1 through July 31, 2020	—	$—	—	—
August 1 through August 31, 2020	—	$—	—	71,483
September 1 through September 30, 2020	114,374	$9.59	114,374	65,764

Total	114,374	$9.59	114,374	65,764

(1)	On August 31, 2020, the Board of Directors of the Company authorized a stock repurchase program under which it may repurchase up to 71,483 shares, or 5.0%, of the Company’s outstanding common stock. On September 16, 2020, the Board of Directors of the Company authorized the repurchase of an additional 108,655 shares or 8.0%. These repurchase programs will continue until they are completed or terminated by the Company’s Board of Directors.
Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

4	Form of Common Stock Certificate (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-230193), filed on March 11, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUREKA HOMESTEAD BANCORP, INC.

Date: November 16, 2020	/s/ Alan T. Heintzen

Alan T. Heintzen
Chief Executive Officer

Date: November 16, 2020	/s/ Cecil A. Haskins, Jr.

Cecil A. Haskins, Jr.
President and Chief Financial Officer