Form 10-K
period 2020-12-31
Eureka Homestead Bancorp, Inc.
filed 2021-03-25
CIK 1769725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020.

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2020 ($9.76), was approximately $12.3 million.

As of March 25, 2021, there were 1,188,402 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Proxy Statement for 2021 Annual Meeting of Stockholders (Part III).

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations under the economic conditions in our market area;
●	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);
●	economic and/or policy changes related to the COVID-19 pandemic;
●	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;
●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;
●	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;
●	competition among depository and other financial institutions;
●	our success in increasing our one- to four-family residential real estate lending;
●	our ability to attract and maintain deposits and to grow our core deposits, and our success in introducing new financial products;

●	our ability to maintain our asset quality even as we continue to grow our loan portfolios;
●	our reliance in part on funding sources, including out-of-market jumbo deposits and borrowings, other than core deposits to support our operations;
●	changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;
●	fluctuations in the demand for loans;
●	changes in consumer spending, borrowing and savings habits;
●	declines in the yield on our assets resulting from the current low interest rate environment;
●	risks related to a high concentration of loans secured by real estate located in our market area;
●	the results of examinations by our regulators, including the possibility that our regulators may, among other things, have judgments different than management’s, and we may determine to increase our allowance or write down assets as a result of these regulatory examinations; change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;
●	changes in the level of government support of housing finance;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;
●	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;
●	loan delinquencies and changes in the underlying cash flows of our borrowers;
●	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;
●	the failure or security breaches of computer systems on which we depend;
●	the ability of key third-party service providers to perform their obligations to us;
●	changes in the financial condition or future prospects of issuers of securities that we own; and other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this annual report.

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

Our business consists primarily of taking deposits and securing borrowings and investing those funds, together with funds generated from operations, in one- to four-family residential real estate loans, including non-owner-occupied properties, construction loans for owner-occupied, one- to four-family residential real estate and home equity loans. To a lesser extent, we also originate multifamily, commercial real estate and consumer loans. At December 31, 2020, $66.1 million, or 95.0% of our total loan portfolio, was comprised of one- to four-family residential real estate loans, $13.6 million of which were non-owner-occupied loans, $1.2 million of which were construction loans and $586,000 of which were home equity loans.

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

We offer a variety of deposit accounts, including savings accounts (passbook and money market) and certificates of deposit. We utilize advances from the Federal Home Loan Bank of Dallas (“FHLB”) for funding and asset/liability management purposes. At December 31, 2020, we had $19.4 million in advances outstanding with the FHLB.

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

According to the United States census, the estimated July 2019 population of Jefferson Parish was 435,000, representing an increase of 0.5% from the 2010 census population of 433,000. During this same time period, the population of the City of New Orleans is estimated to have grown by 13.7%, the Louisiana population grew by an estimated 2.6% and the United States population grew by an estimated 6.3%. From 2015 through 2019, the median household income for Jefferson Parish was $54,000, compared to median household incomes of $42,000, $51,000 and $66,000 for the City of New Orleans, the State of Louisiana and for the United States, respectively.

Competition

We face significant competition within our market area both in making loans and attracting retail deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face significant competition from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2020, based on the most recent available FDIC data, there were 22 FDIC-insured financial institutions with offices in Jefferson Parish, of which we ranked 16th, with a market share of deposits of 0.48%. We do not have a significant market share of either deposits or residential lending in any other parish in Louisiana.

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

We offer adjustable-rate and fixed-rate residential loans. However, historically a significant majority of the residential real estate loans which we have originated are conforming, long-term, fixed-rate loans. In recent years, in order to address and manage our interest rate risk, we have been selling a significant portion of our conforming, fixed-rate, long term (greater than 15 years) loans to the secondary market, on a servicing-released basis.

Commercial real estate and multifamily loans have not historically comprised a significant portion of our total loan portfolio. While we expect that one- to four-family residential real estate lending will continue to be the primary emphasis of our lending operations, we intend to modestly increase our emphasis on multifamily and commercial real estate loans through increased originations of and purchase of participations in these types of loans although, due to the COVID-19 pandemic, we were not able to do so in 2020.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan, at the dates indicated.

	At December 31,
	2020		2019
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
One- to four-family residential:
Owner-occupied (1) (2)	$52,570	75.5%	$62,231	79.4%
Non-owner-occupied	13,578	19.5	11,360	13.8
Multifamily	2,877	4.1	3,567	5.1
Commercial real estate	364	0.5	1,117	1.4
Consumer	214	0.3	209	0.3

Total loans receivable	69,603	100.0%	78,484	100.0%

Deferred loan costs (fees)	1,139		1,151
Allowance for loan losses	(850)		(850)

Total loans receivable, net	$69,892		$78,785

(1)	At December 31, 2020 and 2019, includes $1.2 million and $1.0 million, respectively, of construction loans.

(2)	At December 31, 2020 and 2019, includes $586,000 and $1.7 million, respectively, of home equity loans.

Loan Portfolio Maturities. The following table sets forth the contractual maturities of our loan portfolio at December 31, 2020. Loans having no stated repayment schedule or maturity are reported as being due in the year ending December 31, 2021. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One- to
	four-family
	residential		Commercial
	real estate	Multifamily	real estate	Consumer	Total

	(In thousands)
Due During the Years Ending December 31,
2021	$347	$—	$—	$214	$561
2022	168	—	—	—	168
2023	77	—	—	—	77
2024 to 2025	56	—	—	—	56
2026 to 2030	3,240	321	—	—	3,561
2031 to 2035	5,822	335	364	—	6,521
2036 and beyond	56,438	2,221	—	—	58,659

Total	$66,148	$2,877	$364	$214	$69,603

The following table sets forth our fixed- and adjustable-rate loans at December 31, 2020 that are contractually due after December 31, 2021.

	Due After December 31, 2021
	Fixed	Adjustable	Total

	(In thousands)
One- to four-family residential	$61,319	$4,829	$66,148
Multifamily	2,664	213	2,877
Commercial real estate	364	―	364
Consumer	214	―	214
Total	$64,561	$5,042	$69,603

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

Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Eureka Homestead’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2020, our largest credit relationship consisted of one loan which totaled $1.19 million and was secured by one owner-occupied, one- to four-family residential real estate property. Our second largest relationship at this date was for $1.17 million and was secured by two owner-occupied, one- to four-family residential real estate properties and one non-owner occupied, one-

to four-family residential real estate property. At December 31, 2020, these loans were performing in accordance with their repayment terms.

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

One- to Four-Family Residential Real Estate Lending. At December 31, 2020, $66.1 million, or 95.0% of our total loans, was secured by one- to four-family residential real estate. Of this total amount, $13.6 million, or 19.5% of our total loan portfolio, was secured by non-owner-occupied, one- to four-family residential real estate loans, $1.2 million, or 1.7% of our total loan portfolio, was secured by loans for the construction of owner-occupied, one- to four-family residential real estate and $586,000, or 0.8% of our total loan portfolio, was secured by home equity loans.

We originate both fixed- and adjustable-rate one- to four-family residential real estate loans, and at December 31, 2020, these types of loans were comprised of 92.8% of fixed-rate loans and 7.2% of adjustable-rate loans.

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

At December 31, 2020, most of our one- to four-family residential real estate loans, including $11.2 million of non-owner occupied loans, were secured by properties located in Jefferson or Orleans Parish. On a limited basis we have purchased one- to four-family residential real estate loans from outside of our market area.

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

Our residential construction loans generally have initial terms of 12 months (subject to extension), during which the borrower pays interest only. Upon completion of construction, these loans convert to conventional amortizing mortgage loans. We generally do not extend credit if construction has already commenced. Our residential construction loans have rates and terms comparable to residential real estate loans that we originate. The maximum loan-to-value ratio of our residential construction loans is generally 85% of the lesser of the appraised value of the completed property or the total cost of the construction project. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans. We do not have a program for making speculative construction loans to contractors or developers.

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

Non-Owner-Occupied One- to Four-Family Residential Real Estate Loans. At December 31, 2020, $13.6 million, or 19.5% of our total loan portfolio, consisted of non-owner-occupied, or “investment,” one- to four-family residential real estate loans, all of which were secured by properties located in our primary lending market area. At December 31, 2020, our non-owner-occupied one- to four-family residential real estate loans had an average balance of $136,000. At December 31, 2020, our largest non-owner-occupied one- to four-family residential relationship had a principal balance of $741,000 and was collateralized by one property and was performing in accordance with its repayment terms as of such date. At December 31, 2020, our second largest non-owner-occupied one- to four-family residential relationship had a principal balance of $559,000 and was collateralized by four properties and was performing in accordance with its repayment terms as of such date.

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

Non-owner-occupied one- to four-family residential loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans. Non owner-occupied one- to four-family residential loans, however, entail greater credit risks compared to the owner-occupied one- to four-family residential mortgage loans we originate. The payment of loans secured by income-producing properties typically depends on the sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions could affect the value of the collateral for the loan or the future cash flow of the property. Historically, we have experienced higher rates of delinquencies on our non-owner-occupied one- to four-family residential real estate loans as compared to our owner-occupied loans.

Home Equity Loans. In addition to one- to four-family residential real estate loans, we offer closed-end, second mortgage home equity loans that are secured by the borrower’s primary residence. We make home equity loans to borrowers on which we also hold the first mortgage as well as loans on which we do not hold the first mortgage. At December 31, 2020, we had $586,000, or 0.8%, of our total loan portfolio in home equity loans.

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

Multifamily and Commercial Real Estate Loans. At December 31, 2020, multifamily loans totaled $2.9 million, or 4.1% of our total loan portfolio, and commercial real estate loans totaled an additional $364,000, or 0.5% of our total loan portfolio. We intend to modestly increase our emphasis on multifamily and commercial real estate loans through increased originations and purchase of participations although, due to the COVID-19 pandemic, we were not able to do so in 2020.

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

At December 31, 2020, our largest multifamily real estate relationship totaled $579,000 and was secured by one property. At December 31, 2020, this loan was performing in accordance with its original payment terms.

At December 31, 2020, we had only one commercial real estate loan in the amount of $364,000 secured by a mixed commercial/residential property in Louisiana. This loan was performing in accordance with its original repayment terms at December 31, 2020.

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

Consumer Lending. At December 31, 2020, we had $214,000, or 0.3% of our loan portfolio, in consumer loans. Our consumer loans are collateralized by up to 90% of the borrower’s existing savings accounts or certificates of deposit at Eureka Homestead and are interest-only loans with no fixed term. Generally, these loans carry an interest rate of 2.00% above the borrower’s deposit rate.

Loan Originations, Participations, Purchases and Sales

We originate real estate and other loans through employee marketing and advertising efforts, our existing customer base, walk-in customers and referrals from customers.

We originate one-to four-family residential real estate loans that conform to Fannie Mae guidelines for sale into the secondary market. In 2020 and 2019, we originated for sale and sold $26.1 million and $19.7 million, respectively, of one- to four-family residential real estate loans.

We employ certain processes and procedures to monitor and mitigate the risks associated with our mortgage banking activities, including:

●	independent daily pricing to establish profitability targets;
●	locking rates to mitigate risk of pair off fees;
●	selling loans pursuant to best efforts delivery contracts to eliminate warehouse and pipeline risk; and
●	underwriting review of each file to avoid loan repurchases for non-compliance with underwriting requirements.

Since 2007 we have not purchased whole loans, however, in 2015 we began purchasing participations in a commercial real estate loans. Subject to our conservative underwriting standards, in the future we intend to modestly increase the emphasis of originations of and the purchase of participations in multifamily and commercial real estate loans although, due to the COVID-19 pandemic, we were not able to do so in 2020.

The following table sets forth our loan origination, sale and principal repayment activity during the periods indicated. We did not purchase any loans during the years presented.

	Years Ended December 31,
	2020	2019

	(In thousands)
Total loans, at beginning of period	$80,121	$81,221

Loans originated:
Real estate:
One- to four-family residential	51,147	30,015
Multifamily	—	—
Commercial	—	—
Consumer	24	15
Total loans originated	51,171	30,030

Loans sold:
Real estate:
One- to four-family residential	26,065	19,716
Total loans sold	26,065	19,716

Other:
Principal repayments and other	32,014	11,414

Net loan activity	(6,908)	(1,100)
Total loans, including loans held for sale, at end of period	$73,213	$80,121

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

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure.  We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests. At December 31, 2020, we had no loans which were classified as troubled debt restructurings.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount

(Dollars in thousands)
At December 31, 2020
Real estate:
One- to four-family residential	—	$—	—	$—	—	$—
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	—	$—	—	$—

At December 31, 2019
Real estate:
One- to four-family residential	1	$89	—	$—	1	$89
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$89	—	$—	1	$89

Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard”, “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard”, with the added characteristic that the weaknesses present make “collection or liquidation in full”, on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “watch.” At December 31, 2020, we had one loan designated as “watch.”

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover losses that were both probable and reasonable to estimate. General allowances represent allowances which have been established to cover accrued losses associated with lending activities that were both probable and reasonable to estimate, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss”, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may have judgments different than management’s, and may determine the need to establish additional general or specific allowances.

In connection with the filing of our periodic regulatory reports and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. If a problem loan deteriorates in asset quality, the classification is changed to “substandard”, “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.”

The following table sets forth our amounts of classified assets as of the dates indicated. Amounts shown at December 31, 2020 and 2019 include $0 and $0 of nonperforming loans, respectively. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $0 and $0 at December 31, 2020 and 2019, respectively.

	At December 31,
	2020	2019

	(In thousands)
Substandard assets	$559	$567
Doubtful assets	—	—
Loss assets	―	―
Total classified assets	$559	$567

Nonperforming Assets. The Company had no nonperforming assets at December 31, 2020 or 2019.

For the years ended December 31, 2020 and 2019, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $0 and $0, and no interest income was recognized on any such loans for the year ended December 31, 2020.

Other Loans of Concern. At December 31, 2020 and 2019, there were $559,000 and $567,000, respectively, of other loans, all of which were classified as substandard, that are not already disclosed in the nonperforming assets and troubled debt restructurings paragraphs above where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended
	December 31,
	2020	2019

	(Dollars in thousands)
Balance at beginning of year	$850	$850

Charge-offs:
Real Estate:
One-to four-family residential	—	—
Multifamily	—	—
Commercial	—	—
Consumer	—	—
Total charge-offs	—	—

Recoveries:
Real Estate:
One-to four-family residential	2	9
Multifamily	—	—
Commercial	—	—
Consumer	—	—
Total recoveries	2	9

Net (charge-offs) recoveries	2	9
Provision for loan losses	(2)	(9)

Balance at end of year	$850	$850

Ratios:
Net recoveries (charge-offs) to average loans outstanding	0.00%	0.01%
Allowance for loan losses to non-performing loans at end of year (1)	n/a	n/a
Allowance for loan losses to total loans at end of year	1.22%	1.08%

(1)	Not applicable

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

	At December 31,
	2020			2019
		Percent of	Percent of		Percent of	Percent of
		Allowance to	Loans in		Allowance to	Loans in
		Total	Category to		Total	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans

	(Dollars in thousands)
One-to four-family residential	$329	38.7%	95.0%	$375	44.0%	93.2%
Multifamily	22	2.6	4.1	27	3.7	5.1
Commercial real estate	4	0.5	0.5	11	1.4	1.4
Consumer	—	—	0.3	—	—	0.3
Total allocated allowance	355	41.8	100.0	413	49.1	100.0
Unallocated allowance	495	58.2	—	437	50.9	—
Total allowance for loan losses	$850	100.0%	100.0%	$850	100.0%	100.0%

At December 31, 2020, our allowance for loan losses represented 1.22% of total loans, and at December 31, 2019, our allowance for loan losses represented 1.08% of total loans. There were net recoveries of $2,000 and $9,000 during the years ended December 31, 2020 and 2019, respectively.

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

Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At December 31, 2020 and 2019, our investment portfolio consisted of mortgage-backed securities and Small Business Administration (SBA) securities.

Investment Securities. At December 31, 2020, we had mortgage-backed securities with a carrying value of $2.8 million, and we held $3.2 million of SBA securities. At these dates, all of our investment securities were categorized as available-for-sale.

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

	At December 31,
	2020		2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Government Sponsored Mortgage-Backed securities:
Freddie Mac	$2,811	$2,874	$2,664	$2,645
SBA 7a Pools	3,183	3,176	2,678	2,675
Total securities available-for-sale	$5,994	$6,050	$5,342	$5,320

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2020 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All of our securities at this date were held as available-for-sale.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield

	(Dollars in thousands)
Government Sponsored Mortgage-Backed securities:
FHLMC	$—	—%	$—	—%	$1,002	0.42%	$1,809	1.94%	$2,811	$2,874	1.40%
SBA 7a Pools	—	—%	—	—%	2,264	0.59%	919	0.83%	3,183	3,176	0.66%
Total securities available-for-sale	$—	—%	$—	—%	$3,266	0.54%	$2,728	1.57%	$5,994	$6,050	1.01%

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

At December 31, 2020, our certificates of deposit included $29.2 million obtained through an online listing service, $1.5 million of brokered deposits, $2.3 million of municipal deposits and $11.6 million of jumbo (greater than $100,000) retail certificates of deposits and savings accounts.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For the Years Ended December 31,
	2020			2019
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate

	(Dollars in thousands)
Savings (Passbook and money market)	$2,819	5.0%	0.20%	$3,958	6.7%	0.20%
Certificates of deposit:
Online listing service CDs	25,501	45.6	1.83	24,338	41.0	2.33
Retail CDs	21,943	39.2	1.78	20,528	34.5	2.04
Municipal CDs	4,362	7.8	1.95	9,304	15.7	2.55
Brokered CDs	1,320	2.4	2.13	1,298	2.2	2.49

Total deposits	$55,945	100.0%	1.75%	$59,426	100.0%	2.12%

As of December 31, 2020, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $43.0 million. The following table sets forth the maturity of those certificates as of December 31, 2020.

At December 31,
2020
(In thousands)
Three months or less	$3,298
Over three months through six months	3,001
Over six months through one year	6,347
Over one year to three years	18,230
Over three years	12,092

Total	$42,968

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2020	2019

	(In thousands)
Interest Rate:
Less than 1.00%	$19,544	$713
1.00% - 1.99%	17,074	23,688
2.00% - 2.99%	13,178	26,491
3.00% - 3.99%	3,781	4,356

Total	$53,577	$55,248

The following table sets forth the amount and maturities of all our certificates of deposit by interest rate at December 31, 2020.

	At December 31, 2020
	Period to Maturity
						Percentage
	Less Than	Over One	Over Two			of Total
	or Equal to	Year to Two	Years to	Over Three		Certificate
	One Year	Years	Three Years	Years	Total	Accounts

	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$5,951	$1,214	$2,025	$10,354	$19,544	36.4%
1.00% - 1.99%	6,898	6,716	403	3,057	17,074	31.9
2.00% - 2.99%	5,254	3,247	1,427	3,250	13,178	24.6
3.00% - 3.99%	249	395	805	2,332	3,781	7.1

Total	$18,352	$11,572	$4,660	$18,993	$53,577	100.0%

Borrowings. We may obtain advances from the FHLB upon the security of our capital stock in the FHLB and our one- to four-family residential real estate portfolio. We utilize these advances for asset/liability management purposes and for additional funding for our operations. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to reprice than our deposits, they can change our interest rate risk profile. Historically, we have utilized longer-term advances to better match the maturities of the long-term, fixed-rate assets which comprise the biggest component of our loan portfolio. At December 31, 2020, we had $19.4 million in outstanding advances from the FHLB. At December 31, 2020, based on available collateral and our ownership of FHLB common stock, we had access to additional FHLB advances of up to $17.1 million. Additionally, at December 31, 2020, we had access to a $6.6 million line of credit through First National Bankers Bank.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the periods shown:

	At or For the Years Ended
	December 31,
	2020	2019

	(Dollars in thousands)
FHLB:
Balance at end of period	$19,443	$21,581
Average balance during period	$22,297	$23,764
Maximum outstanding at any month end	$25,608	$27,036
Weighted average interest rate at end of period	2.33%	2.86%
Average interest rate during period	2.62%	2.87%

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

Employees

As of December 31, 2020 we had 14 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

As a savings and loan holding company, Eureka Homestead Bancorp is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by the enforcement authority of the Federal Reserve Board. Eureka Homestead Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

Legislation enacted in May 2018 requires the federal banking agencies, including the Federal Reserve Board, to establish a “community bank leverage ratio” of between 8 to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion.  Institutions with capital meeting the specified requirements and electing to follow the alternative framework are deemed to comply with the applicable regulatory capital requirements, including the risk based requirements.  The federal regulators issued a final rule that set the optional “community bank leverage ratio” at 9%. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two quarter grace period to regain compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable regulatory capital requirements.

The CARES Act lowered the community bank leverage ratio to 8%, with federal regulation making the reduced ratio effective April 23, 2020. Another regulation was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter.

At December 31, 2020, Eureka Homestead’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2020, Eureka Homestead was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2020, Eureka Homestead was in compliance with the qualified thrift lender test, and at this date its percentage of qualified thrift investments to total assets was approximately 95.02%.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application with the OCC for approval of a capital distribution if:

●	the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;
●	the savings association would not be at least adequately capitalized following the distribution;
●	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or
●	the savings association is not eligible for expedited treatment of its filings, generally due to an unsatisfactory CAMELS rating or being subject to a cease and desist order or formal written agreement that requires action to improve the institution’s financial condition.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as Eureka Homestead, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

●	the federal savings association would be undercapitalized following the distribution;
●	the proposed capital distribution raises safety and soundness concerns; or
●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

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

In June 2020, the OCC issued a final rule clarifying and expanding the activities that qualify for Community Reinvestment Act credit and, according to the agency, seeking to create a more consistent and objective method for evaluating Community Reinvestment Act performance. The final rule was effective October 1, 2020, but compliance with certain of the revised requirements is not mandatory until January 1, 2024 for institutions of Eureka Homestead’s asset size.

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

Eureka Homestead’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

●	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
●	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Eureka Homestead’s capital.

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

At December 31, 2020 Eureka Homestead met the criteria for being considered “well capitalized.”

Insurance of Deposit Accounts. Eureka Homestead is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (“FDIC”). Eureka Homestead’s deposit accounts are insured by the FDIC, generally up to a maximum of $250,000 per depositor.

Under the FDIC’s risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

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

Other Regulations

Interest and other charges collected or contracted for by Eureka Homestead are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

●	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and

●	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of Eureka Homestead also are subject to, among others, the:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Home Loan Bank System

Eureka Homestead is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Eureka Homestead was in compliance with this requirement at December 31, 2020. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. Eureka Homestead reviews for impairment, based on the ultimate recoverability, the cost basis of the FHLB. As of December 31, 2020, no impairment has been recognized.

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

The Federal Reserve Board has issued supervisory policies regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Federal Reserve Board guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. Federal Reserve Board guidance also states that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Eureka Homestead Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

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

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as Eureka Homestead Bancorp unless the Federal Reserve Board has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. There is a presumption of control upon the acquisition of 10% or more of a class of voting stock under certain circumstances, such as where the holding company involved has its shares registered under the Securities Exchange Act of 1934.

The Federal Reserve Board has adopted a final rule, effective September 30, 2020, that revises its framework for determining whether a company has a “controlling influence” over a bank or savings and loan holding company for purposes of the Bank and Savings and Loan Holding Company Acts.

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

Alternative Minimum Tax. The alternative minimum tax (“AMT”) for corporations has been repealed for tax years beginning after December 31, 2017. Any unused minimum tax credit of a corporation may be used to offset regular tax liability for any tax year. In addition, a portion of unused minimum tax credit is refundable in 2018 through 2021. The refundable portion is 50% (100% in 2021) of the excess of the minimum tax credit for the year over any credit allowable against regular tax for that year. At December 31, 2020, Eureka Homestead Bancorp had $0 minimum tax credit carryforward.

Net Operating Loss Carryovers. Prior to 2020, a corporation could carry forward net operating losses generated in tax years beginning after December 31, 2017 indefinitely and could offset up to 80% of taxable income. To provide financial assistance and liquidity to taxpayers during the COVID-19 pandemic, the CARES Act amended the federal income tax rules with regard to the usage of net operating losses (“NOLs”) for corporate taxpayers. The CARES Act allows for the carryback of losses arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, to be carried back to each of the five taxable years preceding the taxable year of the loss.  The CARES Act also temporarily repeals the 80% limitation for NOLs arising in tax years beginning after December 31, 2017 and beginning before January 1, 2021 and carried to another tax year. These NOLs are now permitted to fully offset the loss corporation’s pre-2021 taxable income. For the years ended December 31, 2020 and 2019, Eureka Homestead Bancorp and Subsidiary generated a $206,000 and a $1.3 million federal net operating loss, respectively, which were available to carry back to previous tax years generating a refund of $62,000 recorded in 2020, and the remaining amounts totaling $1.4 million are available for future use. Although these net operating loss carryforwards have no expiration date, we believe that it is more likely than not that the benefit from a portion of the net operating loss carryforwards will not be realized within a reasonable time period.  In recognition of this risk, we have provided a valuation adjustment of $217,000 on the deferred tax asset related to these net operating loss carryforwards.  If or when recognized, the tax benefits related to any reversal of the valuation allowance on the deferred tax asset will be accounted for as a reduction of income tax expense and an increase in equity. Neither Eureka Homestead nor Eureka Homestead Bancorp generated any net operating loss carryforwards for Louisiana.

Capital Loss Carryovers. Generally, a corporation may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2019, Eureka Homestead Bancorp had a $1.1 million capital loss carryover, which expired December 31, 2020 unused. We believed that it was more likely than not that the benefit from the capital loss carryforward would not be realized.  In recognition of this risk, we provided a valuation adjustment of $227,000 on the deferred tax asset related to this capital loss carryforward at December 31, 2019. At December 31, 2020 Eureka Homestead Bancorp had no capital loss carryovers.

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

ITEM 1B.        Unresolved Staff Comments

None.

ITEM 2.           Properties

Properties

At December 31, 2020, the net book value of our properties was $585,000. We own our full-service office located at 1922 Veterans Memorial Boulevard, Metairie, Louisiana, and a facility in Baton Rouge, Louisiana, which serves as a disaster relief/storage facility. We believe that our current facilities are adequate to meet our present and foreseeable needs, other than modest and customary repair and replacement needs.

ITEM 3.            Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2020, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4.            Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information. The Company’s common stock is quoted on the OTC Pink Marketplace under the symbol “ERKH.” The approximate number of holders of record of Eureka Homestead Bancorp common stock as of March 17, 2020 was 35. Certain shares of Eureka Homestead Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

The following table presents quarterly market information for Eureka Homestead Bancorp’s common stock for the years ended December 31, 2020 and 2019. The common stock did not trade until July 10, 2019; and accordingly, no information is presented for prior periods.

	High	Low
2020:
Quarter ended December 31	$12.94	$9.44
Quarter ended September 30	9.94	9.15
Quarter ended June 30	10.29	8.55
Quarter ended March 31	12.24	8.50

2019:
Quarter ended December 31	$12.25	$12.05
Quarter ended September 30	12.50	12.10

(b)	Report of Offering of Securities and Use of Proceeds Therefrom. Not applicable.
(c)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

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

General

During the year ended December 31, 2020, the novel coronavirus (“COVID-19”) had spread world-wide, led to severe unemployment, and is impacting individuals, households and businesses in a multitude of ways. We have been deemed an essential service and exempted from the shutdowns across the country. We continue to operate while keeping the safety and well-being of our employees, customers and the communities we serve as our top priority. We continue to meet customers’ needs and have tried to minimize any inconvenience to our customers. Our offices remain open, with drive-thru facilities fully operational, while lobby access is by appointment only.

Across our workforce, approximately 30% transitioned to working remotely starting in March 2020, relying on our technology infrastructure and systems that we have designed for resilience and security. All employees returned to working in their respective offices by mid-June 2020. We have been able to continue serving customers and communities, successfully managing critical functions and keeping our lines of business operating while supporting our employees. We have maintained social distancing measures for our employees working in our offices, have restricted lobby access, conducted sterilization cleanings of certain of our locations on an as needed basis, and provided appropriate facemasks and other sanitizing supplies to protect employees, customers and our communities. We continue to monitor new information from governmental authorities and provide timely communications to our employees.

The Federal and state governments have been diligently working to contain COVID-19’s spread. The result of these containment strategies has had an enormous impact on the economy and will have a negative impact on borrowers’ ability to make timely loan payments as many businesses are forced to temporarily shut down or reduce capacity. The Federal Reserve Board along with the other various regulatory agencies have issued joint guidance to financial institutions who are working with borrowers affected by the coronavirus. The Company is working with borrowers, and instituted a loan deferment program whereby short-term deferrals of payments were provided. The deferred payments will be collected at the original maturity date or at the time the loan is ultimately paid off. As of December 31, 2020, all of the loans modified by us have resumed normal monthly payments. We will not report these loans as delinquent and we continued to recognize interest income during the deferral period. We increased the qualitative factors in our calculation of the allowance for loan losses for loans to borrowers that took advantage of the deferment program until normal monthly payments resumed. No increase in the allowance was deemed necessary due to the increase in the qualitative factors. These loans will be closely monitored to determine collectability and accrual and delinquency status will be updated as deemed appropriate.

Under Section 4013 of the Coronavirus Aid, Relief and Economic Security ("CARES") Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”), and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority were required to make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either December 31, 2020 or the 60th day after the end of the COVID-19 national emergency. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. Lastly, prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act. Based on this guidance, the Company does not believe that TDRs will significantly change as a result of the modifications granted. The full impact on our lending and other business activities as a result of new government and regulatory policies, programs and guidelines, as well as regulators’ reaction to such activities, remains uncertain.

Overview

Our business consists primarily of taking deposits and securing borrowings and investing those funds, together with funds generated from operations, in one- to four-family residential real estate loans, including non-owner-occupied properties, construction loans for owner-occupied, one- to four-family residential real estate and home equity loans. To a lesser extent, we also originate multifamily, commercial real estate and consumer loans. At December 31, 2020, $66.1 million, or 95.0% of our total loan portfolio, was comprised of one- to four-family residential real estate loans, $13.6 million of which were non-owner-occupied loans, $1.2 million of which were construction loans and $586,000 of which were home equity loans.

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

We offer a variety of deposit accounts, including savings accounts (passbook and money market) and certificates of deposit. We utilize advances from the FHLB for funding and asset/liability management purposes. At December 31, 2020, we had $19.4 million in advances outstanding with the FHLB.

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

For the year ended December 31, 2020 we had a net loss of $103,000 compared to a net loss of $61,000 for 2019. The increase in the net loss resulted primarily from a decrease in net interest income of $466,000, and an increase in noninterest expense of $119,000, offset, in part, by an increase of $234,000 in noninterest income and a decrease in income tax expense of $316,000.

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

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

●	Continuing to focus on one- to four-family residential real estate lending, including our practice of originating for retention in our portfolio, non-owner-occupied real estate loans. We have been, and will continue to be, primarily a one- to four-family residential real estate lender for borrowers in our market area. As of December 31, 2020, $66.1 million, or 95.0% of our total loan portfolio, consisted of one- to four-family residential real estate loans, including $13.6 million, or 19.5% of our total loan portfolio, of non-owner-occupied real estate loans. We expect that one- to four-family residential real estate lending will remain our primary lending activity.
●	Maintaining our strong asset quality through conservative loan underwriting. We intend to maintain strict, quality-oriented loan underwriting and credit monitoring processes. At December 31, 2020 and December 31, 2019, we had no nonperforming assets, or 0.0% of total assets.

●	Attracting and retaining customers in our market area and increasing our “core” deposits consisting of savings accounts and retail certificates of deposit. We intend to increase the emphasis of our savings and money market accounts and retail certificates of deposits by more aggressively marketing and pricing these products, thereby decreasing our dependence on non-retail certificates of deposit.
●	Remaining a community-oriented institution and relying on high quality service to maintain and build a loyal local customer base. We were established in 1884 and have been operating continuously in the New Orleans metropolitan area since that time. Through the goodwill we have developed over years of providing timely, efficient banking services, we believe that we have been able to attract a solid base of local retail customers on which we hope to continue to build our banking business.

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

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Bank can be found in Note 18 of the Financial Statements, “Fair Values of Financial Instruments.”

Comparison of Financial Condition at December 31, 2020 and December 31, 2019

Total Assets. Total assets decreased $6.1 million, or 5.8%, to $99.9 million at December 31, 2020 from $106.0 million at December 31, 2019. The decrease resulted primarily from decreases in cash and cash equivalents of $7.9 million and net loans of $8.9 million, offset in part by increases in interest-bearing deposits in banks of $7.7 million, investment securities available-for-sale of $730,000 and loans held-for-sale of $2.0 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $7.9 million, or 66.7%, to $4.0 million at December 31, 2020 from $11.9 million at December 31, 2019. The decrease was principally due to converting low-yielding cash and cash equivalents into higher-yielding certificates of deposit in banks.

Net Loans.  Net loans decreased $8.9 million, or 11.3%, to $69.9 million at December 31, 2020 from $78.8 million at December 31, 2019. During the year ended December 31, 2020, one- to four-family residential real estate loans decreased $7.4 million, or 10.1%, to $66.1 million from $73.6 million at December 31, 2019, multifamily loans decreased $690,000, or 19.3%, to $2.9 million from $3.6 million at December 31, 2019, commercial real estate loans decreased $753,000, or 67.4%, to $364,000 from $1.1 million at December 31, 2019 and consumer loans increased $5,000, or 2.4%, to $214,000 from $209,000 at December 31, 2019. Decreases in our loan balances reflected our strategy to manage interest rate risk in 2020 by selling most of our conforming one- to four-family residential real estate loan originations which bore lower interest rates.

The reduction in net loans was due primarily to the large amount of refinance activity in the residential loan portfolio.  This activity was stimulated by historically low interest rates available on 30-year fixed- rate home loans.  The prevailing rates were such that, at the time, we chose to sell most the refinanced loans rather than keep them in portfolio. The decrease in multifamily loans was principally due to a principal paydown of $300,000 on one loan and a payoff of one loan of $281,000. The decrease in commercial real estate loans was principally due to the payoffs of two loans totaling $704,000.

Securities Available-for Sale.  Investment securities available-for-sale, consisting of government-sponsored mortgage-backed securities and SBA 7a Pools backed by real estate and equipment loans, increased $730,000, or 13.7%, to $6.1 million at December 31, 2020 from $5.3 million at December 31, 2019 as a result of securities purchases of $1.9 million exceeding proceeds from sales and principal repayments of $1.2 million during the year.

Bank-Owned Life Insurance. At December 31, 2020, our investment in bank owned life insurance was $4.1 million, an increase of $93,000, or 2.3%, from $4.0 million at December 31, 2019. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. Our investment in bank-owned life insurance at December 31, 2020 was 20.7% of our Tier 1 capital plus our allowance for loan losses.

Deposits.  Deposits decreased $1.6 million, or 2.8%, to $56.4 million at December 31, 2020 from $58.0 million at December 31, 2019. Savings accounts and money market accounts increased $54,000, or 1.9%, to $2.9 million at December 31, 2020 from $2.8 million at December 31, 2019. Certificates of deposit decreased $1.7 million, or 3.0%, to $53.6 million at December 31, 2020 from $55.2 million at December 31, 2019. The decrease in certificates of deposit resulted from the decision not to renew some maturing retail certificates of deposit at higher local market interest rates. We also utilize non-retail funding sources, such as deposits derived from an online service and from municipalities, to fund our loan origination and growth. Deposits from municipalities decreased significantly during 2020 due to the lower interest rate environment, while we were able to increase deposits from the online service at relatively low interest rates.

Borrowings. Borrowings, consisting entirely of Federal Home Loan Bank advances, decreased $2.1 million or 9.9% to $19.4 million at December 31, 2020 from $21.6 million at December 31 2019 due to maturities not renewed as liquidity was still available from the proceeds of the stock conversion.

Total Equity.  Total equity decreased $2.3 million, or 9.7%, to $21.9 million at December 31, 2020 from $24.3 million at December 31, 2019. The decrease resulted primarily from the repurchase of 219,000 shares of the Company’s common stock during the year and the net loss of $103,000 in 2020.

Comparison of Operating Results for the Years Ended December 31, 2020 and December 31, 2019

General.  We had a net loss of ($103,000) for the year ended December 31, 2020, compared to a net loss of ($61,000) for the year ended December 31, 2019, an increase of $42,000. The increase in the net loss resulted from a decreases in net interest income of $466,000 and benefit for loan losses of $7,000 and an increase in noninterest expense of $119,000, offset, in part, by increases of $234,000 in noninterest income and income tax benefit of $316,000.

Interest Income.  Interest income decreased $813,000, or 21.4%, to $3.0 million for the year ended December 31, 2020 from $3.8 million for the year ended December 31, 2019. This decrease was primarily attributable to a $657,000 decrease in interest on loans receivable and a $156,000 decrease in interest on other interest-earning assets. The average balance of loans decreased $7.9 million, or 9.7%, to $73.0 million for the year ended December 31, 2020 from $80.8 million for the year ended December 31, 2019, and the average yield on loans decreased 44 basis points to 3.87% during 2020 from 4.31% during 2019. The average balance of investment securities decreased $1.3 million, or 19.8%, to $5.2 million for the year ended

December 31, 2020 from $6.5 million for the year ended December 21, 2019, while the average yield on investment securities decreased 90 basis points to 1.50% for 2020 from 2.40% for 2019. The average balance of other interest-earning assets increased $9.5 million, or 111.3%, to $18.0 million for the year ended December 31, 2020 from $8.5 million for the year ended December 31, 2019, and the average yield on other interest-earning assets decreased 143 basis points to 0.45% for 2020 from 1.88% for 2019.

Interest Expense. Total interest expense decreased $347,000, or 17.9%, to $1.6 million for the year ended December 31, 2020 from $1.9 million for the year ended December 31, 2019. The decrease was primarily due to a decrease of $250,000, or 19.8%, in interest expense on deposits and a decrease of $97,000, or 14.2%, in interest expense on FHLB advances. The average balance of interest-bearing deposits decreased $3.5 million, or 5.9%, to $55.9 million for the year ended December 31, 2020 from $59.4 million for the year ended December 31, 2019, and the average cost of interest-bearing deposits decreased 31 basis points to 1.81% for 2020 from 2.12% for 2019. The average balance of FHLB advances decreased $1.5 million, or 6.2%, to $22.3 million for the year ended December 31, 2020 from $23.8 million for the year ended December 31, 2019. The average cost of these advances decreased 25 basis points to 2.62% for 2020 from 2.87% for 2019.

Net Interest Income.  Net interest income decreased $466,000, or 25.1%, to $1.4 million for the year ended December 31, 2020 from $1.9 million for the year ended December 31, 2019. Average net interest-earning assets increased $5.3 million year to year. This increase was due primarily to an increase in the average balance of other interest-bearing assets year to year. Our interest rate spread decreased 56 basis points to 1.06% for the year ended December 31, 2020 from 1.62% for the year ended December 31, 2019, and our net interest margin decreased 49 basis points to 1.45% for the year ended December 31, 2020 from 1.94% for the year ended December 31, 2019. The decreases in interest rate spread and net interest margin were primarily the result of a decreasing interest rate environment during 2020 causing a mortgage loan refinance boom resulting in our interest-earning assets repricing at a faster rate than the costs on our interest-bearing liabilities.

Provision for Loan Losses.  We recorded credits in the provision for loan losses of $2,000 for the year ended December 31, 2020 and $9,000 for the year ended December 31, 2019. The decrease in the credit in the provision for loan losses in 2020 compared to 2019 resulted from our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses.” The allowance for loan losses was $850,000, or 1.22% of total loans, at December 31, 2020, compared to $850,000, or 1.08% of total loans, at December 31, 2019. Classified (substandard, doubtful and loss) loans decreased to $559,000 at December 31, 2020 from $567,000 at December 31, 2019. There were no non-performing loans at December 31, 2020 or December 31, 2019. Net recoveries were $2,000 in 2020 compared to $9,000 in 2019, a decrease of $7,000.

Noninterest Income. Noninterest income increased $234,000, or 31.6%, to $975,000 for the year ended December 31, 2020 from $741,000 for the year ended December 31, 2019. The increase was primarily due to an increase in fees on loans sold of $258,000. This increase was partially offset by a decreases in service charges and other income of $16,000, gains on sales of securities of $6,000 and income from life insurance of $2,000.

Noninterest Expense.  Noninterest expense increased $119,000, or 4.9%, to $2.5 million for 2020 from $2.4 million for 2019. The increase was due primarily to an increase of $50,000, or 3.3%, in salaries and employee benefits, primarily from increased commissions paid on higher loan volume in 2020. The increase in noninterest expense also resulted from increases of $47,000 or 235.0% in legal fees, $39,000, or 24.7%, in accounting and consulting expense, $12,000 or 22.2% in FDIC deposit insurance premiums and $21,000, or 9.5% in other expenses. The increase in accounting and consulting expense and legal fees resulted from increased fees associated with operating as a public company. These increases were offset, in part, by decreases of $47,000, or 18.4%, in occupancy expense and $7,000, or 5.8%, in data processing expense.

We expect noninterest expense to increase because of ongoing costs associated with operating as a public company in 2021, as well as the possible grants of stock options and restricted stock in 2021 pursuant to our Equity Incentive Plan which was approved by our stockholders in 2020.

Income Tax Expense.  Income tax expense decreased $316,000 to a benefit of $62,000 for 2020 compared to an expense of $254,000 in 2019. The decrease resulted from the net loss before income tax expense in 2020 and the refund of prior year income taxes as allowed by the CARES Act. We have remaining net operating loss (NOL) carryforwards of $1.4 million which have no expiration date. At this time we believe that it is more likely than not that the benefit from a portion of the NOL carryforwards will not be realized within a reasonable time period to offset the amount of tax net operating losses which are the principal cause of our deferred tax asset.

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

	For the Year Ended December 31,
	2020			2019
	Average			Average
	Outstanding		Yield/ Rate	Outstanding		Yield/ Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in Thousands)
Interest-earning assets:
Loans, net	$72,966	$2,827	3.87%	$80,834	$3,484	4.31%
Investment securities	5,189	78	1.50	6,471	155	2.40
Other interest-earning assets	18,046	82	0.45	8,542	161	1.88
Total interest-earning assets	96,201	2,987	3.10	95,847	3,800	3.96
Noninterest-earning assets	7,784			7,562
Total assets	$103,985			$103,409

Interest-bearing liabilities:
Savings/Money Market accounts	$2,819	7	0.25	$3,958	6	0.15
Certificates of deposit	53,126	1,004	1.89	55,468	1,255	2.26
Total interest-bearing deposits	55,945	1,011	1.81	59,426	1,261	2.12
Borrowings	22,297	585	2.62	23,764	682	2.87
Total interest-bearing liabilities	78,242	1,596	2.04	83,190	1,943	2.34
Other noninterest-bearing liabilities	1,677			2,665
Total liabilities	79,919			85,855
Equity	24,066			17,554
Total liabilities and equity	$103,985			$103,409

Net interest income		$1,391			$1,857
Net interest rate spread (1)			1.06%			1.62%
Net interest-earning assets (2)	$17,959			$12,657
Net interest margin (3)			1.45%			1.94%
Average of interest-earning assets to interest-bearing liabilities	122.95%			115.21%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	Years Ended December 31,
	2020 vs. 2019
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans, net	$(801)	$144	$(657)
Investment securities	(27)	(50)	(77)
Other interest-earning assets	(249)	170	(79)

Total interest-earning assets	(1,077)	264	(813)

Interest-bearing liabilities:
Savings accounts	(1)	2	1
Certificates of deposit	(51)	(200)	(251)
Total deposits	(52)	(198)	(250)

Borrowings	(40)	(57)	(97)

Total interest-bearing liabilities	(92)	(255)	(347)

Change in net interest income	$(985)	$519	$(466)

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

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we are using to manage interest rate risk are:

●	selling a significant portion of our conforming, long-term, fixed-rate one- to four-family residential real estate loan originations and retaining the non-conforming and shorter-term, fixed-rate and adjustable-rate one- to four-family residential real estate loans that we originate, subject to market conditions and periodic review of our asset/liability management needs;
●	trying to reduce our dependence on non-retail certificates of deposit and borrowings to support lending and investment activities and increasing our reliance on our savings accounts and money market accounts, which are less interest rate sensitive than certificates of deposit;
●	lengthening the weighted average maturity of our liabilities through longer-term funding sources such as fixed-rate advances from the FHLB with terms to maturity of up to 10 years;
●	utilizing a rate lock program for loans that we originate for sale and selling loans pursuant to best efforts delivery contracts to eliminate warehouse and pipeline risk; and
●	holding relatively short-duration, adjustable rate, highly liquid investment securities.

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

The table below sets forth, as of December 31, 2020, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in		Estimated Increase		NPV as a Percentage of
Interest		(Decrease) in NPV		Present Value of Assets (3)
Rates	Estimated				Increase (Decrease)
(basis points) (1)	EVE (2)	Amount	Amount	NPV Ratio (4)	(basis points)
(Dollars in thousands)

+400	$8,914	$(6,274)	(41.31)%	10.05%	(484)
+300	10,987	(4,201)	(27.66)	11.93	(296)
+200	12,876	(2,312)	(15.22)	13.48	(141)
+100	14,368	(820)	(5.40)	14.54	(35)
―	15,188	—	—	14.89	—
(100)	16,007	819	5.39	15.22	33
(200)	17,508	2,320	15.28	16.09	120

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2020, in the event of a 200 basis point decrease in interest rates, we would have experienced a 15.28% increase in EVE. In the event of a 200 basis point increase in interest rates at December 31, 2020, we would have experienced a 15.22% decrease in EVE.

In addition to modeling changes to our EVE, we also analyze estimated changes to net interest income (“NII”) for a prospective twelve-month period under the interest rate scenarios set forth above. The following tables set forth our NII model as of December 31, 2020.

		Increase (Decrease)
Change in Interest Rates	Estimated Net Interest	in Estimated Net
(Basis Points)	Income (1)	Interest Income
(Dollars in thousands)

+400	$2,088	10.59%
+300	2,114	11.97
+200	2,109	11.71
+100	2,041	8.10
—	1,888	—
(100)	1,806	(4.34)
(200)	1,704	(9.75)

(1)	The calculated changes assume an immediate shock of the static yield curve.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At December 31, 2020, we had $19.4 million outstanding in advances from the FHLB, and had the capacity to borrow approximately an additional $17.1 million from the FHLB and an additional $6.6 million on a line of credit with First National Bankers Bank at this date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash (used in) operating activities was ($2.1 million) and ($2.3 million) for the years ended December 31, 2020 and 2019, respectively. Net cash provided by investing activities, which consisted primarily of net change in loans receivable, net change in interest-bearing deposits and net change in investment securities, was $502,000 and $1.8 million for the years ended December 31, 2020 and 2019, respectively. Net cash (used in) provided by financing activities, consisting primarily of and the activity in deposit accounts and FHLB advances, was ($6.2 million) and $9.3 million for the years ended December 31, 2020 and 2019, respectively. In 2019 we also had cash provided by the proceeds from the issuance of common stock due to the conversion.

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

At December 31, 2020, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $19.1 million, or 18.94% of adjusted total assets, which is above the well-capitalized required level of $5.0 million, or 5.00%; and total risk-based capital of $19.7 million, or 43.41% of risk-weighted assets, which is above the well-capitalized required level of $4.5 million, or 10.00%. At December 31, 2019, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $18.9 million, or 17.47% of adjusted total assets, which is above the well-capitalized required level of $5.4 million, or 5.0%; and total risk-based capital of $19.6 million, or 38.94% of risk-weighted assets, which is above the well-capitalized required level of $5.0 million, or 10.0%. Accordingly, Eureka Homestead was categorized as well-capitalized at December 31, 2020 and 2019. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements. At December 31, 2020, we had $2.0 million of outstanding commitments to originate loans, all of which represented the balance of remaining funds to be disbursed on construction loans in process. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2021 total $11.6 million at December 31, 2020. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 8.             Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors
Eureka Homestead Bancorp, Inc.
Metairie, Louisiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eureka Homestead Bancorp, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of loss, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of years in the two-year period ended December 31, 2020, in conformity with the accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company’s auditor since 2018.

/s/ T. E. Lott and Company, PA

Columbus, Mississippi
March 25, 2021

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

(in thousands)

	2020	2019
ASSETS

Cash and Cash Equivalents	$3,952	$11,875
Interest-Bearing Deposits in Banks	9,488	1,740
Investment Securities	6,050	5,320
Loans Receivable, Net	69,892	78,785
Loans Held-for-Sale	3,610	1,637
Accrued Interest Receivable	436	321
Federal Home Loan Bank Stock	1,440	1,418
Premises and Equipment, Net	661	704
Cash Surrender Value of Life Insurance	4,137	4,044
Deferred Tax Asset	—	5
Prepaid Expenses and Other Assets	230	155
Total Assets	$99,896	$106,004

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits	$56,428	$58,045
Advances from Federal Home Loan Bank	19,443	21,581
Advance Payments by Borrowers for Taxes and Insurance	1,309	1,425
Deferred Tax Liability	12	—
Accrued Expenses and Other Liabilities	764	669
Total Liabilities	77,956	81,720

Commitments and Contingencies (Note 15)

Stockholders' Equity:
Preferred Stock, $0.01 Par Value, 1,000,000 Shares Authorized, No Shares Issued	—	—
Common Stock, $0.01 Par Value, 9,000,000 Shares Authorized, 1,210,902 and 1,429,676 Shares Issued and Outstanding on December 31, 2020 and December 31, 2019	12	14
Additional Paid-in Capital	10,765	13,112
Unallocated Common Stock Held by:
Employee Stock Ownership Plan (ESOP)	(1,052)	(1,098)
Recognition and Retention Plan (RRP)	—	—
Retained Earnings	12,171	12,274
Accumulated Other Comprehensive Income (Loss)	44	(18)
Total Stockholders’ Equity	21,940	24,284
Total Liabilities and Stockholders’ Equity	$99,896	$106,004

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF LOSS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands)

	2020	2019
Interest Income:
Loans Receivable	$2,827	$3,484
Investment Securities	78	155
Interest-Bearing Deposits in Banks	82	161
Total Interest Income	2,987	3,800
Interest Expense:
Deposits	1,011	1,261
Advances from Federal Home Loan Bank	585	682
Total Interest Expense	1,596	1,943
Net Interest Income	1,391	1,857

Provision (Credit) for Loan Losses	(2)	(9)
Net Interest Income After Provision (Credit) for Loan Losses	1,393	1,866

Non-Interest Income:
Service Charges and Other Income	84	100
Fees on Loans Sold	799	541
Gain on Sales of Investment Securities	—	6
Income from Life Insurance	92	94
Total Non-Interest Income	975	741

Non-Interest Expenses:
Salaries and Employee Benefits	1,557	1,507
Occupancy Expense	209	256
FDIC Deposit Insurance Premium and Examination Fees	66	54
Data Processing	113	120
Accounting and Consulting	197	158
Insurance	82	78
Legal fees	67	20
Other	242	221
Total Non-Interest Expenses	2,533	2,414
(Loss) Income Before Income Tax (Benefit) Expense	(165)	193
Income Tax (Benefit) Expense	(62)	254
Net Loss	$(103)	$(61)

(Loss) Per Share: Basic	$(0.08)	$(0.05)

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands)

	2020	2019
Net Loss	$(103)	$(61)
Other Comprehensive Income:
Unrealized Gains on Investment Securities	79	105
Reclassification Adjustment for (Gains) Realized	—	(6)
Other Comprehensive Income Before Income Taxes	79	99
Income Tax Effect	(17)	(21)
Other Comprehensive Income, Net of Income Taxes	62	78
Comprehensive (Loss) Income	$(41)	$17

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands)

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income/(Loss)	Total
Balance, January 1, 2019	$—	$—	$—	$12,335	$(96)	$12,239
Proceeds from Issuance of Common Stock	14	13,102	(1,144)	—	—	11,972
ESOP Shares Earned	—	10	46	—	—	56
Net Loss	—	—	—	(61)	—	(61)
Other Comprehensive Income	—	—	—	—	78	78
Balance, December 31, 2019	$14	$13,112	$(1,098)	$12,274	$(18)	$24,284

Balance, January 1, 2020	$14	$13,112	$(1,098)	$12,274	$(18)	$24,284
ESOP Shares Earned	—		46	—	—	46
Stock Shares Repurchased	(2)	(2,347)	—	—	—	(2,349)
Net Loss	—	—	—	(103)	—	(103)
Other Comprehensive Income	—	—	—	—	62	62
Balance, December 31, 2020	$12	$10,765	$(1,052)	$12,171	$44	$21,940

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands)

	2020	2019
Cash Flows from Operating Activities:
Net Loss	$(103)	$(61)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Operating Activities:
Cash (Used in) Provided by Operating Activities:
Provision (Credit) for Loan Losses	(2)	(9)
Depreciation Expense	58	84
Amortization of FHLB Advance Prepayment Penalty	59	71
Provision for Deferred Income Taxes	—	254
Net Amortization of Premium/Discount on Mortgage-Backed Securities	(21)	25
(Gain) on Sale of Investment Securities	—	(6)
Stock Dividend on Federal Home Loan Bank Stock	(22)	(42)
Non-cash Compensation for ESOP	46	56
Net Decrease in Loans Held-for-Sale	(1,973)	(1,104)
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	(115)	16
(Increase) in CSV of Life Insurance	(92)	(94)
(Increase) in Prepaid Expenses and Other Assets	(76)	(21)
Increase (Decrease) in Accrued Expenses and Other Liabilities	95	(1,502)
Net Cash (Used in) Operating Activities	(2,146)	(2,333)

Cash Flows from Investing Activities:
Net Decrease in Loans	8,893	2,287
Proceeds from Maturities of Interest-Bearing Deposits in Banks	20,962	2,247
Purchases of Interest-Bearing Deposits in Banks	(28,710)	(3,237)
Purchases of Investment Securities	(1,919)	(1,991)
Proceeds from Sales, Calls and Principal Repayments of Investment Securities	1,291	2,541
Purchases of Premises and Equipment	(15)	(21)
Net Cash Provided by Investing Activities	502	1,826

Cash Flows from Financing Activities:
Net (Decrease) Increase in Deposits	(1,617)	1,862
Proceeds from Stock Offering	—	13,116
Shares Repurchased	(2,349)	—
Loan to ESOP for Purchase of Stock	—	(1,144)
Advances from Federal Home Loan Bank	4,000	5,000
Payments on Advances from Federal Home Loan Bank	(6,197)	(9,520)
Net (Decrease) in Advance Payments by Borrowers for Taxes and Insurance	(116)	(22)
Net Cash (Used in) Provided by Financing Activities	(6,279)	9,292
Net (Decrease) Increase in Cash and Cash Equivalents	(7,923)	8,785

Cash and Cash Equivalents at Beginning of Period	11,875	3,090
Cash and Cash Equivalents at End of Period	$3,952	$11,875

Supplemental Disclosures for Cash Flow Information:
Cash Paid for:
Interest	$1,665	$1,942
Income Taxes	$(38)	(10)

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain/Loss on Investment Securities	$79	$99

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

The Bank is a federal stock savings association subject to regulation by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The Company conducts lending and deposit-taking activities from two locations in the New Orleans, Louisiana area. The Company provides service to customers in the New Orleans and surrounding areas. The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles in the United States of America and conform to general practices within the industry.

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

Principles of Consolidation

The consolidated financial statements as of and for the years ended December 31, 2020 and 2019 include the Company and the Bank, together referred to as the Company. Intercompany transactions and balances have been eliminated in consolidation.

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

Investment securities and mortgage-backed securities that are bought and held by the Company primarily for the purpose of selling them in the near future are classified as trading securities and reported at fair value. Unrealized gains and losses are included in earnings. The Company did not have any trading or held-to-maturity securities at December 2020 or 2019.

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

Other Real Estate

Real estate properties acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value on the date of acquisition. Any write-downs at the time of acquisition are charged to the allowance for loan losses. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are expensed. Other real estate was $0 and $0 at December 31, 2020 and 2019, respectively, and is included in prepaid expenses and other assets.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was approximately $17,000 and $27,000 for the years ended December 31, 2020 and 2019, respectively, and is included in other non-interest expenses.

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

The Company evaluates all significant tax positions as required by accounting principles generally accepted in the United States of America. As of December 31, 2020 and 2019, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

With few exceptions, the Company is no longer subject to federal tax examinations by tax authorities for years before 2015. Any interest and penalties assessed by income taxing authorities are not significant and are included in non-interest expense in these financial statements.

Comprehensive Income

The Company reports comprehensive income in accordance with the accounting guidance related to FASB ASC 220, Comprehensive Income. FASB ASC 220 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes net unrealized gains (losses) on securities and is presented, net of tax, in the statements of comprehensive (loss) income.

Statement of Cash Flows

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand, due from banks and deposits with the FHLB. The Company considers all highly liquid debt instruments with original maturities of three months or less (excluding interest-bearing deposits in banks) to be cash equivalents.

Revenue from Contracts with Customers

The Company records revenue from contracts with customers in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when, or as, the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

The Company’s primary sources of revenue are derived from interest, dividends and fees earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606.  The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary.  The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are fixed. The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from contracts with customers.

Reclassifications

Certain reclassifications may have been made to the 2019 financial statements to conform with the 2020 financial statement presentation. Such reclassifications had no effect on net income or retained earnings as previously reported.

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

In June 2018, FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. For an emerging growth company, the amendments in this update were effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The amendment did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this ASU are effective for fiscal years, and interim periods with those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company is currently assessing the impact of the adoption of this standard on the Company’s Consolidated Financial Statements.

Note 2 – Earnings (Loss) Per Share

Basic earnings per share (“EPS”) represents income available or loss attributable to common shareholders divided by the weighted average number of common shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential common shares that may be issued by the Company relate to outstanding stock options.

Earnings per common share were computed based on the following:

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands, except per share data)	2020	2019
Numerator:
Net (loss) available to common shareholders	$(103)	$(61)

Denominator:
Weighted average common shares outstanding	1,386	1,420
Less: Average unallocated ESOP shares	108	109
Weighted average shares	1,278	1,311

Basic (loss) per common share	$(0.08)	$(0.05)

Note 3 - Investment Securities -

The amortized cost and fair values of investment securities available-for-sale were as follows:

		Gross	Gross
December 31, 2020:	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Mortgage-Backed Securities:
FHLMC	$2,811	$63	$—	$2,874
SBA 7a Pools	3,183	—	(7)	3,176
Total Investment Securities Available-for-Sale	$5,994	$63	$(7)	$6,050

		Gross	Gross
December 31, 2019:	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Mortgage-Backed Securities:
FHLMC	$2,664	$—	$(19)	$2,645
SBA 7a Pools	2,678	5	(8)	2,675
Total Investment Securities Available-for-Sale	$5,342	$5	$(27)	$5,320

All investment securities held on December 31, 2020 and 2019, were government-sponsored mortgage-backed or SBA pool securities.

The amortized cost and fair values of the investment securities available-for-sale at December 31, 2020, by contractual maturity, are shown below. For mortgage-backed securities and SBA 7a pools, expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
December 31, 2020	Amortized	Fair
(in thousands)	Cost	Value
Amounts Maturing:
After One Year through Five Years	$—	$—
After Five Years through Ten Years	3,266	3,257
After Ten Years	2,728	2,793
	$5,994	$6,050

No investment securities were pledged to secure advances from the FHLB as of December 31, 2020 and 2019.

There were no sales or calls of available-for-sale investment securities for the year ended December 31, 2020. Proceeds from sales and calls of available-for-sale investment securities were approximately $683,000 for the year ended December 31, 2019, resulting in approximately $6,000 realized gains for the year ended December 31, 2019.

Gross unrealized losses in investment securities at December 31, 2020 and 2019, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more, were as follows:

December 31, 2020
(in thousands)	Less Than 12 Months		12 Months or More		Totals
Security		Unrealized		Unrealized		Unrealized
Description	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Mortgage-Backed
FHLMC	$—	$—	$—	$—	$—	$—
SBA 7a Pools	873	(8)	1,349	(1)	2,222	(9)
	$873	$(8)	$1,349	$(1)	$2,222	$(9)

December 31, 2019
(in thousands)	Less Than 12 Months		12 Months or More		Totals
Security		Unrealized		Unrealized		Unrealized
Description	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Mortgage-Backed
FHLMC	$655	$(4)	$1,990	$(15)	$2,645	$(19)
SBA 7a Pools	—	—	1,692	(8)	1,692	(8)
	$655	$(4)	$3,682	$(23)	$4,337	$(27)

Management evaluates securities for other-than temporary impairment on a periodic and regular basis, as well as when economic or market concerns warrant such evaluation as described in Note 1 to these financial statements. No declines at December 31, 2020 and 2019, were deemed to be other-than-temporary.

In analyzing an issuer’s financial condition, management considers whether the federal government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial statements.

Note 4 - Investment in FHLB Stock -

The Company maintains an investment in the membership stock of the Federal Home Loan Bank of Dallas. The carrying amount of this investment is stated at cost which was $1,440,000 and $1,418,000 at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the Company meets the required level of FHLB stock. The stock is pledged as collateral against the advances from the FHLB.

Note 5 - Loans Receivable and the Allowance for Loan Losses -

Loans receivable at December 31, 2020 and December 31, 2019 are summarized as follows:

	December 31,	December 31,
(in thousands)	2020	2019
Mortgage Loans
1-4 Family	$66,148	$73,591
Multifamily	2,877	3,567
Commercial real estate	364	1,117
Consumer Loans	214	209
	69,603	78,484
Plus (Less):
Unamortized Loan Fees/Costs	1,139	1,151
Allowance for Loan Losses	(850)	(850)
Net Loans Receivable	$69,892	$78,785

The performing mortgage loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at December 31, 2020 and 2019.

Management segregates the loan portfolio into portfolio segments which is defined as the level at which the Company develops and documents a systematic method for determining its allowance for loan losses. The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate. The following tables set forth, as of December 31, 2020 and 2019, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Loan Losses and Recorded Investment in Loans Receivable For the Year Ended December 31, 2020 (in thousands)

			Mortgage-
	Mortgage-	Mortgage-	Commercial
	1-4 Family	Multifamily	Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$812	$27	$11	$—	$850
Charge-Offs	—	—	—	—	—
Recoveries	2	—	—	—	2
Provision	10	(5)	(7)	—	(2)
Ending Balance	$824	$22	$4	$—	$850

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$824	$22	$4	$—	$850

Loans Receivable:
Ending Balance	$66,148	$2,877	$364	$214	$69,603

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$66,148	$2,877	$364	$214	$69,603

The allowance for loan losses for Mortgage 1-4 Family Loans of $824,000 includes an unallocated portion of $495,000 as of December 31, 2020.

Allowance for Loan Losses and Recorded Investment in Loans Receivable For the Year Ended December 31, 2019 (in thousands)

			Mortgage-
	Mortgage-	Mortgage-	Commercial
	1-4 Family	Multifamily	Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$807	$31	$12	$—	$850
Charge-Offs	—	—	—	—	—
Recoveries	9	—	—	—	9
Provision	(4)	(4)	(1)	—	(9)
Ending Balance	$812	$27	$11	$—	$850

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$812	$27	$11	$—	$850

Loans Receivable:
Ending Balance	$73,591	$3,567	$1,117	$209	$78,484

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$73,591	$3,567	$1,117	$209	$78,484

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

Credit Quality Indicators - Credit Risk Profile Based on Loan Grades at December 31, 2020 (in thousands)

			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
Mortgage Loans:
1 to 4 Family	$65,504	$30	$55	$559	$—	$66,148
Multifamily	2,877	—	—	—	—	2,877
Commercial real estate	364	—	—	—	—	364
Non-Mortgage Loans:
Consumer	214	—	—	—	—	214
Total	$68,959	$30	$55	$559	$—	$69,603

Credit Quality Indicators - Credit Risk Profile Based on Loan Grades at December 31, 2019 (in thousands)

			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
Mortgage Loans:
1 to 4 Family	$72,937	$87	$—	$567	$—	$73,591
Multifamily	3,567	—	—	—	—	3,567
Commercial real estate	1,117	—	—	—	—	1,117
Non-Mortgage Loans:
Consumer	209	—	—	—	—	209
Total	$77,830	$87	$—	$567	$—	$78,484

At December 31, 2020 and 2019, loan balances outstanding on non-accrual status amounted to $0 and $0, respectively. The Company considers loans more than 90 days past due and on nonaccrual as nonperforming loans.

At December 31, 2020 and 2019, the credit quality indicators (performing and nonperforming loans), disaggregated by class of loan, are as follows:

Credit Quality Indicators - Credit Risk Profile Based on Payment Activity at December 31, 2020 (in thousands)

		Non-
	Performing	Performing	Total
Mortgage Loans:
1 to 4 Family	$66,148	$—	$66,148
Multifamily	2,877	—	2,877
Commercial real estate	364	—	364
Non-Mortgage Loans:
Consumer	214	—	214
Total	$69,603	$—	$69,603

Credit Quality Indicators - Credit Risk Profile Based on Payment Activity at December 31, 2019 (in thousands)

		Non-
	Performing	Performing	Total
Mortgage Loans:
1 to 4 Family	$73,591	$—	$73,591
Multifamily	3,567	—	3,567
Commercial real estate	1,117	—	1,117
Non-Mortgage Loans:
Consumer	209	—	209
Total	$78,484	$—	$78,484

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of December 31, 2020 and 2019. There were no loans over 90 days past due and still accruing as of December 31, 2020 and 2019.

Aged Analysis of Past Due Loans Receivable at December 31, 2020 (in thousands)

	30-59	60-89	90 Days or			Total
	Days	Days	Greater	Total		Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Mortgage Loans:
1 to 4 Family	$—	$—	$—	$—	$66,148	$66,148
Multifamily	—	—	—	—	2,877	2,877
Commercial real estate	—	—	—	—	364	364
Non-Mortgage Loans:
Consumer	—	—	—	—	214	214
Total	$—	$—	$—	$—	$69,603	$69,603

Aged Analysis of Past Due Loans Receivable at December 31, 2019 (in thousands)

	30-59	60-89	90 Days or			Total
	Days	Days	Greater	Total		Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Mortgage Loans:
1 to 4 Family	$—	$89	$—	$89	$73,502	$73,591
Multifamily	—	—	—	—	3,567	3,567
Commercial real estate	—	—	—	—	1,117	1,117
Non-Mortgage Loans:
Consumer	—	—	—	—	209	209
Total	$—	$89	$—	$89	$78,395	$78,484

Loans Receivable on Nonaccrual Status at December 31 (in thousands)

	2020	2019
Mortgage Loans	$—	$—

The following is a summary of information pertaining to impaired loans as of December 31, 2020 and December 31, 2019.

Impaired Loans For the Year Ended December 31, 2020 (in thousands)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Mortgage Loans	$—	$—	$—	$—	$—
Non-Mortgage Loans	$—	$—	$—	$—	$—

Impaired Loans For the Year Ended December 31, 2019 (in thousands)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Mortgage Loans	$—	$—	$—	$—	$—
Non-Mortgage Loans	$—	$—	$—	$—	$—

The Company seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. For the years ended December 31, 2020 and 2019, the concessions granted to certain borrowers included extending the payment due dates. Once modified in a trouble debt restructuring, a loan is generally considered impaired until its contractual maturity. At the time of the restructuring, the loan is evaluated for an asset-specific allowance for credit losses. The Company continues to specifically reevaluate the loan in subsequent periods, regardless of the borrower’s performance under the modified terms. If a borrower subsequently defaults on the loan after it is restructured, the Company provides an allowance for credit losses for the amount of the loan that exceeds the value of the related collateral.

The following tables summarize information relative to the loan modifications determined to be TDRs during the period:

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Modifications as of December 31, 2020
(dollars in thousands)
Troubled Debt Restructurings:
Mortgage Loans
1-4 Family	—	$—	$—
Total Loans	—	$—	$—

Modifications as of December 31, 2019
(dollars in thousands)
Troubled Debt Restructurings:
Mortgage Loans
1-4 Family	—	$—	$—
Total Loans	—	$—	$—

The Company had no troubled debt restructurings that defaulted subsequent to the restructuring through the date the financial statements were issued.

During the year ended December 31, 2020, the Company modified 73 mortgage loans, with an aggregate balance of $15.6 million, in each case related to a hardship caused by the COVID-19 pandemic and responses thereto. The Company worked with borrowers and provided modifications in the form of principal, interest and escrow deferral, in each case, for initial periods of up to 90 days. The deferred payments will be collected at the original maturity date or at the time the loan is ultimately paid off. As necessary, the Company made available a second 90 day principal, interest and escrow deferral bringing the total potential deferral period to six months. Modifications were structured in a manner to best address each individual customer's current situation. These modifications are excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. Modified loans are considered current and will continue to accrue interest during the deferral period.

Detail of remaining COVID-19 modifications on the Company’s loan portfolio as of December 31, 2020 follows.

		Remaining	Remaining
		Number of	Total	Remaining
	Total	Contracts	Balance	Percent
	Balance	Modified	Modified	Modified
Remaining Modifications as of December 31, 2020
(dollars in thousands)
Mortgage Loans
1-4 Family	$66,148	56	$11,191	16.9%
Multifamily	2,877	4	1,285	44.7%
Commercial Real Estate	364	—	—	0.0%
Total Loans	$69,389	60	$12,476	18.0%

As of December 31, 2020, all of the loans modified by us have either resumed normal monthly payments (60), been paid off (12) or paid the entire deferred amounts (1). The Company has received no requests for additional deferrals.

The Company is closely monitoring all loans that received deferrals. As additional information becomes available, management will continue to evaluate these loans to ensure appropriate risk classification.

Note 6 - Accrued Interest Receivable -

Accrued interest receivable at December 31 is summarized as follows:

(in thousands)	2020	2019
Loans Receivable	$427	$310
Mortgage-Backed Securities	7	10
Interest-Bearing Deposits	2	1
	$436	$321

Note 7 - Premises and Equipment –

Major classes of premises and equipment at December 31 are summarized as follows:

(in thousands)	2020	2019
Land	$166	$166
Buildings	970	970
Furniture, Fixtures and Equipment	540	525
Automobiles	93	93
	1,769	1,754
Less Accumulated Depreciation and Amortization	(1,108)	(1,050)
	$661	$704

Depreciation and amortization of premises and equipment amounted to $58,000 and $84,000 in 2020 and 2019, respectively.

Note 8 - Income Taxes -

Income tax (benefit) expense for the years ended December 31 is summarized as follows:

(in thousands)	2020	2019
Income Taxes from Continuing Operations:
Current	$—	$—
Deferred	(62)	254
Income Tax (Benefit) Expense	$(62)	$254

The following is a reconciliation between income tax expense based on federal statutory tax rates and income taxes reported in the statements of loss:

	2020		2019
(in thousands)	Amount	%	Amount	%
Expected Income Tax Expense at Statutory Rate	$(35)	21%	$41	21%
Tax Exempt Income	(19)	12%	(20)	(10)%
Valuation Allowance for Deferred Tax Asset (Net Operating Loss)	—	—%	222	87%
Other Adjustments - Net	(8)	5%	11	6%
	$(62)	38%	$254	104%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred tax assets and (liabilities) were computed using currently enacted corporate tax rates of 21% at December 31, 2020 and 2019. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019, were as follows:

(in thousands)	2020	2019
Deferred Loan Fees (Costs)	$(239)	$(241)
Allowance for Loan Losses	134	124
Federal Home Loan Bank Stock	(83)	(78)
Deferred Retirement Agreements	66	63
Tax Carryforward of Loss on Sale of Investment Securities	—	227
Tax Carryforwards of Net Operating Losses	217	324
All Other Temporary Differences	122	30
	217	449
Valuation Allowance for Deferred Tax Asset (Loss on Sale of Investment Securities)	—	(227)
Valuation Allowance for Deferred Tax Asset (Net Operating Losses)	(217)	(222)
	—	—
Unrealized (Gains) Losses on Securities Available-for-Sale	(12)	5
Net Deferred Tax (Liability) Asset	$(12)	$5

At December 31, 2019 we had a federal income tax Capital Loss carryforward of $1.1 million which expired unused in 2020.  We believed that it was more likely than not that the benefit from the Capital Loss carryforward would not be realized.  In recognition of this risk, we provided a valuation adjustment of $227,000 on the deferred tax asset related to this Capital Loss carryforward.  If recognized, the tax benefits related to any reversal of the valuation allowance on the deferred tax asset would have been accounted for as a reduction of income tax expense and an increase in equity.

Prior to 2020, a corporation could carry forward net operating losses generated in tax years beginning after December 31, 2017 indefinitely and could offset up to 80% of taxable income. To provide financial assistance and liquidity to taxpayers during the COVID-19 pandemic, the CARES Act amended the federal income tax rules with regard to the usage of net operating losses (“NOLs”) for corporate taxpayers. The CARES Act allows for the carryback of losses arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, to be carried back to each of the five taxable years preceding the taxable year of the loss.  The CARES Act also temporarily repeals the 80% limitation for NOLs arising in tax years beginning after December 31, 2017 and beginning before January 1, 2021 and carried to another tax year. These NOLs are now permitted to fully offset the loss corporation’s pre-2021 taxable income. For the years ended December 31, 2020 and 2019, Eureka Homestead Bancorp and Subsidiary generated a $267,000 and a $1.3 million federal net operating loss, respectively, which were available to carry back to previous tax years generating a refund of $62,000 recorded in 2020, and the remaining amounts totaling $1.4 million are available for future use. Although these net operating loss carryforwards have no expiration date, we believe that it is more likely than not that the benefit from a portion of the net operating loss carryforwards will not be realized within a reasonable time period.  In recognition of this risk, we have provided a valuation adjustment of $217,000 on the deferred tax asset related to these net operating loss carryforwards.  If or when recognized, the tax benefits related to any reversal of the valuation allowance on the deferred tax asset will be accounted for as a reduction of income tax expense and an increase in equity. Neither Eureka Homestead nor Eureka Homestead Bancorp generated any net operating loss carryforwards for Louisiana.

Retained earnings at December 31, 2020 and 2019, include approximately $3,986,000 for which no deferred income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carry back of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $837,000 at December 31, 2020 and 2019.

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

In management’s opinion, the reversal of temporary differences and the results of the future operations will generate sufficient earnings to realize the deferred tax assets at December 31, 2019 after taking into account the valuation reserves.

Note 9 - Deposits -

Deposits at December 31 are summarized below (in thousands):

	2020		2019
	Amount	%	Amount	%
Passbook Savings	$2,705	4.8	$2,691	4.6
Money Market Accounts	146	0.3	106	0.2
Certificates of Deposit	53,577	94.9	55,248	95.2
	$56,428	100.0	$58,045	100.0

The weighted average interest rate on deposits at December 31, 2020 and 2019, was 1.50% and 1.91%, respectively.

Scheduled maturities and average interest rates of certificates of deposit at December 31, 2020 are summarized as follows (in thousands):

		Average
		Interest
	Amount	Rate %
2021	$18,352	1.529%
2022	11,572	1.804%
2023	4,660	1.785%
2024	6,525	1.958%
2025	10,475	0.845%
Thereafter	1,993	2.467%
	$53,577	1.564%

The aggregate amount of time deposits with a denomination of greater than $250,000 was approximately $2,589,000 and $2,088,000 at December 31, 2020 and 2019, respectively. Generally, deposits in excess of $250,000 are not federally insured.

Interest expense on deposits for the years ended December 31 is summarized as follows:

(in thousands)	2020	2019
Passbook Savings	$7	$6
Money Market Accounts	—	—
Certificates of Deposit	1,004	1,255
	$1,011	$1,261

Note 10 - Advances from Federal Home Loan Bank (FHLB) -

The FHLB advances consist of the following obligations at December 31, 2020 and 2019 (in thousands):

Effective Interest Rate	2020	2019
Less than 1.00%	$4,000	$—
1.00% to 1.99%	2,250	3,500
2.00% to 2.99%	5,000	8,000
3.00% to 3.99%	8,193	8,134
4.00% to 4.99%	—	—
5.00% to 5.99%	—	1,947
	$19,443	$21,581

The scheduled maturities of FHLB advances at December 31, 2020, are summarized as follows:

Due In	Amount
(in thousands)
2021	$3,250
2022	—
2023	500
2024	11,693
Thereafter	4,000
$19,443

These advances are collateralized by a blanket lien on all of the Company’s mortgage loans and the investment in FHLB stock.

The Company has unused advances available with the FHLB with an additional borrowing capacity at December 31, 2020, of approximately $17.1 million.

The Company also has an unsecured federal funds agreement with FNBB for $6.6 million at a rate to be determined by FNBB when borrowed. At December 31, 2020 and 2019, there were no federal funds purchased.

Note 11 - Employee Benefit Plans -

401(k) Plan

The Company sponsors a 401(k) profit sharing plan. Substantially all employees 21 years of age or older who have at least six months of service and have worked 1,000 hours during the year may participate in the plan through salary deferral contributions subject to the plan provisions. The Company makes matching contributions based on a percentage of each participant’s contribution and may also make discretionary contributions to the plan. The Company matched 100% of the participant’s salary deferral contribution up to 3% and 50% of the participant’s salary deferral contribution of the next 2% of the participant’s annual compensation for 2020 and 2019. The Company’s contributions to the plan were approximately $49,000 and $44,000 for 2020 and 2019, respectively.

Pension Plan

The Company sponsors a defined contribution pension plan. Substantially all employees 21 years of age or older who have at least one year of service and are employed on the last day of the year may participate in the plan. The Company contributed 5.4% of the participant’s annual compensation to the plan for 2020 and 2019. The Company’s contributions to the plan were approximately $83,000 and $67,000 for 2020 and 2019, respectively.

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

Shares were purchased by the ESOP with a loan from Eureka Homestead Bancorp, Inc. The ESOP acquired 114,374 shares of the Company's common stock in the conversion. During each of the years ended December 31, 2020 and 2019, 4,575 shares were allocated to ESOP plan participants, leaving 105,224 unallocated shares in the ESOP at December 31, 2020. Compensation expense related to the ESOP was $48,000 for the year ended December 31, 2020 and $56,000 for the year ended December 31, 2019.

The stock price at the formation date was $10.00. The aggregate fair value of the 105,224 unallocated shares was $1,347,000 based on the $12.80 closing price of the common stock on December 31, 2020.

Under ASC 718, unearned ESOP shares are not considered outstanding and are shown as a reduction of stockholders' equity as unearned compensation. Dividends on unallocated ESOP shares are considered to be compensation expense. The Company recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company's ESOP shares differ from the cost of such shares, the differential is credited to stockholders' equity. The Company receives a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a Company liability.

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

The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the dates payments are expected to expire. The expense incurred for this plan for the years ended December 31, 2020 and 2019, amounted to approximately $35,000 and $34,000, respectively. The accrued liability at December 31, 2020 and 2019, amounted to approximately $312,000 and $301,000, respectively.

The Company is the beneficiary of life insurance policies, with death benefits totaling approximately $7,192,000 and $7,174,000 at December 31, 2020 and 2019, respectively that have been purchased as a method of financing benefits under the agreements.

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

Note 12 - Accumulated Other Comprehensive Income (Loss) -

The following is a summary of the changes in the balances of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2020 and 2019:

(in thousands)	2020	2019
Unrealized Gains (Losses) on Securities Available-for-Sale:
Balance at Beginning of Year	$(18)	$(96)
Other Comprehensive Income (Loss)
Before Reclassifications - Net of Tax	62	(79)
Reclassification Adjustments for Losses
Realized - Net of Tax	—	157
Balance at End of Year	$44	$(18)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as of January 1, 2015, of total capital, tier 1 capital, and common equity tier 1 capital to risk-weighted assets (as defined in the regulations), and leverage capital, which is tier 1 capital to adjusted average total assets (as defined). Management believes, as of December 31, 2020 and 2019, that the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 2020 and 2019, the most recent notifications from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and leveraged capital ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank’s category. The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2020:	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$19,658	43.41%	$3,623	8.00%	$4,529	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$19,089	42.15%	$2,717	6.00%	$3,623	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$19,089	42.15%	$2,038	4.50%	$2,944	6.50%
Tier 1 Leverage Capital
(to Adjusted Total Assets)	$19,089	18.94%	$4,030	4.00%	$5,038	5.00%

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2019:	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$19,568	38.94%	$4,020	8.00%	$5,026	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$18,938	37.68%	$3,015	6.00%	$4,020	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$18,938	37.68%	$2,262	4.50%	$3,267	6.50%
Tier 1 Leverage Capital
(to Adjusted Total Assets)	$18,938	17.47%	$4,336	4.00%	$5,420	5.00%

A reconciliation of the Bank’s capital determined under GAAP to Total Capital, Tier 1 Capital, Common Equity Tier 1 Capital and Tier 1 Leverage Capital for December 31, 2020 and 2019, was as follows:

	December 31,	December 31,
(in thousands)	2020	2019
Total Equity (Bank Only)	$19,133	$18,920
Unrealized (Gains) Losses on Securities
Available-for-Sale, Net	(44)	18

Tangible, Tier 1 Capital and Common Equity Tier 1	19,089	18,938
Allowance for Loan Losses Included in Capital	569	630
Total Capital	$19,658	$19,568

The specific reserves included in the Allowance for Loan Losses were not significant as of December 31, 2020 and 2019.

Note 14 - Related Party Transactions –

In the ordinary course of business, the Company has granted loans to directors, officers and employees. Such loans were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons.

Activity in loans to directors, officers and employees is as follows:

(in thousands)	2020	2019
Balance at Beginning of Year	$307	$382
Add: New Loans or Advances	—	—
Less: Payments	(19)	(75)
Balance at End of Year	$288	$307

The Company also has accepted deposits from directors, officers and employees. Such deposits were accepted on substantially the same terms as those of other depositors and amounted to approximately $637,000 and $686,000 at December 31, 2020 and 2019, respectively.

Note 15 – Commitments and Contingencies –

In the ordinary course of business, the Company has various outstanding commitments that are not reflected in the accompanying financial statements. The principal commitments of the Company are as follows:

Lease Commitments

In 2009, the Company entered into an operating lease pertaining to property used for a loan production office. The lease had an original term of three years, beginning April 15, 2009 and expiring March 31, 2012, with the option to extend the lease for six additional three-year periods. The Company exercised this option through March 31, 2024.

Total rental expense was approximately $48,000 and $48,000 for the years ended December 31, 2020 and 2019, respectively.

The future minimum rental commitments under the operating lease at December 31, 2020 relating to the loan production office are as follows:

Year Ended December 31,	Amount
(in thousands)
2021	$51
2022	53
2023	53
2024	13
Total Minimum Payments Required	$170

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

At December 31, 2020 and December 31, 2019, the Company had $1,983,000 and $524,000 of outstanding commitments to originate loans, respectively, all of which represent the balance of remaining funds to be disbursed on construction loans in process. In recent years we have sold loans on an industry-standard, servicing-released basis. At December 31, 2020, there were mortgage loans sold to investors with limited recourse for certain periods after the date of sale totaling $7.8 million at the sale date. Recourse would apply if the borrower(s) default on any payment within the first four months of the mortgage loan and it remains in default for a period of 90 days, or if the mortgage loan prepays in full within 180 days of the sale date. Should an early payment default occur, the Company shall, at its sole discretion, repurchase such mortgage loan from the purchaser at its current amortized balance plus the service release premium received or indemnify the purchaser by paying the service release premium received plus $5,000. Should a mortgage loan prepay in full within 180 days of the sale date, the Company shall refund to the purchaser the servicing release premium paid. There have been no mortgage loans sold that had an early payment default or that prepaid in full during the recourse period.

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

The following tables present the balances of assets measured on a recurring basis as of December 31, 2020 and 2019. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
December 31, 2020:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage-Backed Securities
FHLMC	$2,874	$—	$2,874	$—
SBA 7a Pools	3,176	—	3,176	—
Total Investment Securities	$6,050	$—	$6,050	$—

	Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
December 31, 2019:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage-Backed Securities
FHLMC	$2,645	$—	$2,645	$—
SBA 7a Pools	2,675	—	2,675	—
Total Investment Securities	$5,320	$—	$5,320	$—

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

Fair Value at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
December 31, 2020:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans	$—	$—	$—	$—
Other Real Estate	—	—	—	—
Total	$—	$—	$—	$—

Fair Value at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
December 31, 2019:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans	$—	$—	$—	$—
Other Real Estate	—	—	—	—
Total	$—	$—	$—	$—

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

The estimated fair values of the Company’s financial instruments were as follows as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and Cash Equivalents	$3,952	$3,952	$11,875	$11,875
Interest-Bearing Deposits in Banks	9,488	9,488	1,740	1,740
Investment Securities	6,050	6,050	5,320	5,320
Loans - Net	69,892	71,829	78,785	82,300
Loans Held-for-Sale	3,610	3,610	1,637	1,637
Accrued Interest Receivable	436	436	321	321
FHLB Stock	1,440	1,440	1,418	1,418
Cash Surrender Value of Life Insurance	4,137	4,137	4,044	4,044
Financial Liabilities:
Deposits	56,428	57,931	58,045	59,053
Advances from FHLB	19,443	20,469	21,581	22,007
Accrued Interest Payable	69	69	137	137

The carrying amounts in the preceding table are included in the balance sheet under the applicable captions; accrued interest payable is included in accrued expenses and other liabilities in the balance sheet. The contract or notional amounts of the Company’s financial instruments with off balance sheet risk are disclosed in Note 16.

Note 19 - Subsequent Events -

Management has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through March 25, 2021, the date the financial statements were issued.

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

In January and February 2021, the Company repurchased an additional 22,500 of its common shares for $281,000.

Note 20 – Change in Corporate Form -

On July 9, 2019, Eureka Homestead (the “Bank”) converted to a federal stock savings and loan association and established a stock holding company, Eureka Homestead Bancorp, Inc. (the “Company”), as parent of the Bank.

In connection with the conversion, the Bank issued of all of its common stock to the Company, becoming the wholly owned subsidiary of the Company, and the Company issued and sold shares of its capital stock pursuant to an independent valuation appraisal of the Bank and the Company. The stock was priced at $10.00 per share. In addition, the Bank’s board of directors adopted an employee stock ownership plan (ESOP) which subscribed for 8% of the common stock sold in the offering. The Conversion was completed on July 9, 2019 and resulted in the issuance of 1,429,676 common shares by the Company. The cost of the Conversion and issuing the capital stock totaled $1.2 million and was deducted from the proceeds of the offering.

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

Note 21 - Condensed Financial Information (Parent Company Only) -

Presented below is condensed financial information as to the financial position, results of operations and cash flows of the Parent Company:

CONDENSED BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

(in thousands)

	2020	2019
ASSETS

Cash in Bank	$2,831	$5,392
Due from Subsidiary	—	4
Investment in Subsidiary	19,146	18,920
Total Assets	$21,977	$24,316

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities	$37	$32
Stockholders' Equity	21,940	24,284
Total Liabilities and Stockholders' Equity	$21,977	$24,316

CONDENSED STATEMENTS OF LOSS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2021

(in thousands)

	2020	2019
Income:
Equity in Net Income (Loss) of Subsidiary	$151	$(22)
Other Income	—	27
Total Income	151	5

Expenses:
Professional Fees	172	85
Other Expense	95	48
Total Expenses	267	133
Loss Before Income Tax (Benefit)	(116)	(128)
Income Tax (Benefit)	(13)	—
Net Loss	$(103)	$(128)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands)

	2020	2019
Cash Flows from Operating Activities:
Net Loss	$(103)	$(128)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Operating Activities:
Cash (Used in) Operating Activities:
(Increase) in Due from Subsidiary	(9)	(4)
Non-cash Compensation for ESOP	48	56
(Increase) Decrease in Equity in Net Income of Subsidiary	(151)	22
Increase in Liabilities	5	32
Net Cash (Used in) Operating Activities	(210)	(22)

Cash Flows from Investing Activities:
Investment in Subsidiary	—	(6,558)
Net Cash (Used in) Investing Activities	—	(6,558)

Cash Flows from Financing Activities:
Proceeds from Stock Offering	—	11,972
Shares Repurchased	(2,351)	—
Net Cash (Used in) Provided by Financing Activities	(2,351)	11,972
Net (Decrease) Increase in Cash and Cash Equivalents	(2,561)	5,392

Cash and Cash Equivalents at Beginning of Period	5,392	—
Cash and Cash Equivalents at End of Period	$2,831	$5,392

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Evaluation and Changes in Internal Controls Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As the Company is a non-accelerated filer, management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only the management’s report in this annual report.

There were no changes made in our internal controls during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Eureka Homestead Bancorp, Inc. has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of the Code is available on Eureka Homestead Bancorp, Inc.’s website at www.eurekahomestead.com under “Investor Relations –Governance Documents.”

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information contained under the section captioned “Proposal I – Election of Directors – Executive Compensation” in the definitive Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a)	Securities Authorized for Issuances Under Equity Compensation Plans

Set forth below is information as of December 31, 2020 with respect to compensation plans (other than our Employee Stock Ownership Plan) under which Company equity securities are authorized for issuance. Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders. Equity compensation plans approved by stockholders consist of the Eureka Homestead Bancorp, Inc. 2020 Equity Incentive Plan.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	0	n/a	0
Equity compensation plans not approved by security holders	0	n/a	0
Total	200,154	n/a	200,154

(b)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership − Stock Ownership of Certain Beneficial Owners” in the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders’.

(c)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership − Stock Ownership of Management” in the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders’.

(d)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Proposal I – Election of Directors – Transactions with Certain Related Persons,” “– Board Independence” and “– Meetings and Committees of the Board of Directors” of the Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)Financial Statements

The documents filed as a part of this Form 10-K are:

(A)Report of Independent Registered Public Accounting Firm

(B)Consolidated Balance Sheets as of December 31, 2020 and 2019

(C)Consolidated Statements of Loss for the years ended December 31, 2020 and 2019

(D)Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2020 and 2019

(E)Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019

(E)Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

(F)Notes to Consolidated Financial Statements.

(a)(2)Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)Exhibits

3.1	Articles of Incorporation of Eureka Homestead Bancorp*

3.2	Bylaws of Eureka Homestead Bancorp *

4.1	Form of Common Stock Certificate of Eureka Homestead Bancorp *

4.2	Description of Eureka Homestead Bancorp’s Securities**

10.1	Employment Agreement of Alan T. Heintzen *

10.2	Employment Agreement of Cecil A. Haskins, Jr. *

21	Subsidiaries

23	Consent of T. E. Lott and Company, PA

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	INS XBRL Instance

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation

101	DEF XBRL Taxonomy Extension Definition

101	LAB XBRL Taxonomy Extension Label

101	PRE XBRL Taxonomy Extension Presentation

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333- 230193), initially filed March 11, 2019.
**	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 25, 2020.

ITEM 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eureka Homestead Bancorp, Inc.

Date: March 25, 2021	By:	/s/ Alan T. Heintzen
Alan T. Heintzen
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alan T. Heintzen	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2021
Alan T. Heintzen

/s/ Cecil A. Haskins Jr.	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2021
Cecil A. Haskins Jr.

/s/ Creed W. Brierre Sr.	Director	March 25, 2021

Creed W. Brierre Sr. /s/ Patrick M. Gibbs	Director	March 25, 2021

Patrick M. Gibbs /s/ Nick O. Sagona Jr.	Director	March 25, 2021

Nick O. Sagona Jr. /s/ Robert M. Shofstahl	Director	March 25, 2021

Robert M. Shofstahl /s/ Wilbur A. Toups Jr.	Director	March 25, 2021
Wilbur A. Toups Jr.