Form 10-Q
period 2021-03-31
Eureka Homestead Bancorp, Inc.
filed 2021-05-12
CIK 1769725

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

As of May 12, 2021, 1,188,402 shares of the Company’s common stock, par value $0.01 per share, were issued and outstanding.

Eureka Homestead Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Consolidated Financial Statements

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2021 AND DECEMBER 31, 2020

(in thousands)

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS

Cash and Cash Equivalents	$7,839	$3,952
Interest-Bearing Deposits in Banks	3,497	9,488
Investment Securities	5,818	6,050
Loans Receivable, Net	76,153	69,892
Loans Held-for-Sale	1,795	3,610
Accrued Interest Receivable	445	436
Federal Home Loan Bank Stock	1,442	1,440
Premises and Equipment, Net	651	661
Cash Surrender Value of Life Insurance	4,159	4,137
Prepaid Expenses and Other Assets	178	230
Total Assets	$101,977	$99,896

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits	$59,457	$56,428
Advances from Federal Home Loan Bank	19,449	19,443
Advance Payments by Borrowers for Taxes and Insurance	633	1,309
Deferred Tax Liability	11	12
Accrued Expenses and Other Liabilities	676	764
Total Liabilities	80,226	77,956

Commitments and Contingencies (Note 7)

Stockholders' Equity:
Preferred Stock, $0.01 Par Value, 1,000,000 Shares Authorized, No Shares Issued	—	—
Common Stock, $0.01 Par Value, 9,000,000 Shares Authorized, 1,188,402 and 1,210,902 Shares Issued and Outstanding on March 31, 2021 and December 31, 2020, Respectively	12	12
Additional Paid-in Capital	10,489	10,765
Unallocated Common Stock Held by:
Employee Stock Ownership Plan (ESOP)	(1,041)	(1,052)
Retained Earnings	12,251	12,171
Accumulated Other Comprehensive Income	40	44
Total Stockholders' Equity	21,751	21,940
Total Liabilities and Stockholders' Equity	$101,977	$99,896

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

(in thousands except for Earnings Per Share )

	Three Months Ended March 31
	2021	2020
Interest Income:
Loans Receivable	$706	$801
Investment Securities	14	32
Interest-Bearing Deposits in Banks	5	46
Total Interest Income	725	879
Interest Expense:
Deposits	200	291
Advances from Federal Home Loan Bank	116	157
Total Interest Expense	316	448
Net Interest Income	409	431

Provision for Loan Losses	8	—
Net Interest Income After Provision for Loan Losses	401	431

Non-Interest Income:
Service Charges and Other Income	28	12
Fees on Loans Sold	222	185
Income from Life Insurance	22	23
Total Non-Interest Income	272	220

Non-Interest Expenses:
Salaries and Employee Benefits	393	425
Occupancy Expense	51	53
FDIC Deposit Insurance Premium and Examination Fees	17	15
Data Processing	20	27
Accounting and Consulting	38	50
Insurance	21	20
Legal fees	12	11
Other	41	57
Total Non-Interest Expenses	593	658
Income (Loss) Before Income Tax Expense	80	(7)
Income Tax (Benefit) Expense	—	—
Net Income (Loss)	$80	$(7)

Earnings (Loss) Per Share: Basic	$0.07	$(0.01)

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

(in thousands)

	Three Months Ended March 31
	2021	2020
Net Income (Loss)	$80	$(7)
Other Comprehensive (Loss) Income:
Unrealized (Losses) Gains on Investment Securities	(5)	59
Other Comprehensive (Loss) Income Before Income Taxes	(5)	59
Income Tax Effect	1	(12)
Other Comprehensive (Loss) Income, Net of Income Taxes	(4)	47
Comprehensive Income	$76	$40

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

(in thousands)

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income/(Loss)	Total
Balance, January 1, 2020	$14	$13,112	$(1,098)	$12,274	$(18)	$24,284
ESOP Shares Earned	—	—	21	—	—	21
Net Loss	—	—	—	(7)	—	(7)
Other Comprehensive Income	—	—	—	—	47	47
Balance, March 31, 2020	$14	$13,112	$(1,077)	$12,267	$29	$24,345

Balance, January 1, 2021	$12	$10,765	$(1,052)	$12,171	$44	$21,940
ESOP Shares Earned	—	4	11	—	—	15
Stock Shares Repurchased	—	(280)	—	—	—	(280)
Net Income	—	—	—	80	—	80
Other Comprehensive Loss	—	—	—	—	(4)	(4)
Balance, March 31, 2021	$12	$10,489	$(1,041)	$12,251	$40	$21,751

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

(in thousands)

	Three Months Ended March 31
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$80	$(7)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	8	—
Depreciation Expense	10	14
Amortization of FHLB Advance Prepayment Penalty	6	16
Net Amortization of Premium/Discount on Mortgage-Backed Securities	9	—
Stock Dividend on Federal Home Loan Bank Stock	(2)	(8)
Non-cash Compensation for ESOP	15	21
Net Decrease (Increase) in Loans Held-for-Sale	1,815	(712)
Changes in Assets and Liabilities:
(Increase) in Accrued Interest Receivable	(9)	(10)
(Increase) in CSV of Life Insurance	(22)	(23)
Decrease (Increase) in Prepaid Expenses and Other Assets	52	(28)
(Decrease) in Accrued Expenses and Other Liabilities	(88)	(26)
Net Cash Provided by (Used in) Operating Activities	1,874	(763)

Cash Flows from Investing Activities:
Net (Increase) Decrease in Loans	(6,269)	4,523
Proceeds from Maturities of Interest-Bearing Deposits in Banks	6,741	—
Purchases of Interest-Bearing Deposits in Banks	(750)	(2,995)
Proceeds from Sales, Calls and Principal Repayments of Investment Securities	218	260
Net Cash (Used in) Provided by Investing Activities	(60)	1,788

Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits	3,029	(293)
Shares Repurchased	(280)	—
Advances from Federal Home Loan Bank	—	2,000
Net (Decrease) in Advance Payments by Borrowers for Taxes and Insurance	(676)	(657)
Net Cash Provided by Financing Activities	2,073	1,050
Net Increase in Cash and Cash Equivalents	3,887	2,075

Cash and Cash Equivalents at Beginning of Period	3,952	11,875
Cash and Cash Equivalents at End of Period	$7,839	$13,950

Supplemental Disclosures for Cash Flow Information:
Cash Paid for:
Interest	$316	$480

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain/Loss on Investment Securities	$(5)	$59

The accompanying notes are an integral part of these financial statements.

Eureka Homestead Bancorp, Inc.

Form 10-Q

EUREKA HOMESTEAD BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2021 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”). Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adopting permitted. The Company is currently assessing the impact of the adoption of this standard on the Company’s consolidated financial position.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or derecognizing the effects of) reference rate reform on financial reporting. Specifically, the amendments provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. These relate only to those contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU became effective March 12, 2020 and can be adopted anytime during the period of January 1, 2020 through December 31, 2022. The Company is currently evaluating the impact of this guidance. There are only two relationship that have LIBOR pricing with a maturity date beyond December 31, 2022. The loan documentation for the relationships contain language for an alternative pricing index when LIBOR is no longer available.

Note 3 – Earnings (Loss) Per Share -

Basic earnings per share (“EPS”) represents income available or loss attributable to common stockholders divided by the weighted average number of common shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential common shares that may be issued by the Company relate to outstanding stock options.

Earnings (loss) per common share were computed based on the following:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in thousands, except per share data)	2021	2020
Numerator:
Net income (loss) available to common stockholders	$80	$(7)

Denominator:
Weighted average common shares outstanding	1,196	1,420
Less: Average unallocated ESOP shares	104	109
Weighted average shares	1,092	1,311

Basic earnings (loss) per common share	$0.07	$(0.01)

Note 4 – Investment Securities -

The amortized cost and fair values of investment securities available-for-sale were as follows:

		Gross	Gross
March 31, 2021:	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Mortgage-Backed Securities:
FHLMC	$2,674	$60	$—	$2,734
SBA 7a Pools	3,093	—	(9)	3,084
Total Investment Securities Available-for-Sale	$5,767	$60	$(9)	$5,818

		Gross	Gross
December 31, 2020:	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Mortgage-Backed Securities:
FHLMC	$2,811	$63	$—	$2,874
SBA 7a Pools	3,183	—	(7)	3,176
Total Investment Securities Available-for-Sale	$5,994	$63	$(7)	$6,050

All investment securities held on March 31, 2021 and December 31, 2020, were government-sponsored mortgage-backed or SBA pool securities.

The amortized cost and fair values of the investment securities available-for-sale at March 31, 2021, by contractual maturity, are shown below. For mortgage-backed securities and SBA 7a pools, expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
March 31, 2021	Amortized	Fair
(in thousands)	Cost	Value
Amounts Maturing:
After One Year through Five Years	$—	$—
After Five Years through Ten Years	3,187	3,181
After Ten Years	2,580	2,637
	$5,767	$5,818

No investment securities were pledged to secure advances from the FHLB at March 31, 2021 and December 31, 2020.

There were no sales or calls of available-for-sale investment securities for the three months ended March 31, 2021 and the year ended December 31, 2020.

Gross unrealized losses in investment securities at March 31, 2021 and December 31, 2020, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more, are as follows:

March 31, 2021
(in thousands)	Less Than 12 Months		12 Months or More		Totals
Security		Unrealized		Unrealized		Unrealized
Description	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Mortgage-Backed
FHLMC	$—	$—	$—	$—	$—	$—
SBA 7a Pools	1,765	(8)	1,319	(1)	3,084	(9)
	$1,765	$(8)	$1,319	$(1)	$3,084	$(9)

December 31, 2020
(in thousands)	Less Than 12 Months		12 Months or More		Totals
Security		Unrealized		Unrealized		Unrealized
Description	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Mortgage-Backed
FHLMC	$—	$—	$—	$—	$—	$—
SBA 7a Pools	873	(8)	1,349	(1)	2,222	(9)
	$873	$(8)	$1,349	$(1)	$2,222	$(9)

Management evaluates securities for other-than temporary impairment on a periodic and regular basis, as well as when economic or market concerns warrant such evaluation. No declines at March 31, 2021 and December 31, 2020, were deemed to be other-than-temporary.

In analyzing an issuer’s financial condition, management considers whether the federal government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial statements.

Note 5 – Loans Receivable and the Allowance for Loan Losses -

Loans receivable at March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31,	December 31,
(in thousands)	2021	2020
Mortgage Loans
1-4 Family	$68,870	$64,792
Multifamily	2,851	2,877
Construction and Land	1,961	1,356
Commercial Real Estate	1,859	364
Consumer Loans	203	214
	75,744	69,603
Plus (Less):
Unamortized Loan Fees/Costs	1,267	1,139
Allowance for Loan Losses	(858)	(850)
Net Loans Receivable	$76,153	$69,892

The performing mortgage loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at March 31, 2021 and December 31, 2020.

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

The following tables set forth, as of March 31, 2021 and December 31, 2020, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Loan Losses and Recorded Investment in Loans Receivable
March 31, 2021 (in thousands)

			Mortgage-	Mortgage-
	Mortgage-	Mortgage-	Construction	Commercial
	1-4 Family	Multifamily	and Land	Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$818	$22	$6	$4	$—	$850
Charge-Offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision (Credit)	(16)	(1)	2	23	—	8
Ending Balance	$802	$21	$8	$27	$—	$858

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$802	$21	$8	$27	$—	$858

Loans Receivable:
Ending Balance	$68,870	$2,851	$1,961	$1,859	$203	$75,744

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$68,870	$2,851	$1,961	$1,859	$203	$75,744

The allowance for loan losses for Mortgage 1-4 Family Loans of $802,000 includes an unallocated portion of $467,000 as of March 31, 2021.

Allowance for Loan Losses and Recorded Investment in Loans Receivable
December 31, 2020 (in thousands)

			Mortgage-	Mortgage-
	Mortgage-	Mortgage-	Construction	Commercial
	1-4 Family	Multifamily	and Land	Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$805	$27	$7	$11	$—	$850
Charge-Offs	—	—	—	—	—	—
Recoveries	2	—	—	—	—	2
Provision (Credit)	11	(5)	(1)	(7)	—	(2)
Ending Balance	$818	$22	$6	$4	$—	$850

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$818	$22	$6	$4	$—	$850

Loans Receivable:
Ending Balance	$64,792	$2,877	$1,356	$364	$214	$69,603

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$64,792	$2,877	$1,356	$364	$214	$69,603

The allowance for loan losses for Mortgage 1-4 Family Loans of $818,000 includes an unallocated portion of $495,000 as of December 31, 2020.

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

Credit Quality Indicators - Credit Risk Profile Based on Loan Grades at March 31, 2021 (in thousands)

			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
Mortgage Loans:
1 to 4 Family	$68,260	$—	$610	$—	$—	$68,870
Multifamily	2,851	—	—	—	—	2,851
Construction and Land	1,961	—	—	—	—	1,961
Commercial Real Estate	1,859	—	—	—	—	1,859
Non-Mortgage Loans:
Consumer	203	—	—	—	—	203
Total	$75,134	$—	$610	$—	$—	$75,744

Credit Quality Indicators - Credit Risk Profile Based on Loan Grades at December 31, 2020 (in thousands)

			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
Mortgage Loans:
1 to 4 Family	$64,148	$30	$55	$559	$—	$64,792
Multifamily	2,877	—	—	—	—	2,877
Construction and Land	1,356	—	—	—	—	1,356
Commercial Real Estate	364	—	—	—	—	364
Non-Mortgage Loans:
Consumer	214	—	—	—	—	214
Total	$68,959	$30	$55	$559	$—	$69,603

At March 31, 2021 and December 31, 2020, loan balances outstanding on non-accrual status amounted to $0 and $0, respectively. The Company considers loans more than 90 days past due and on nonaccrual as nonperforming loans.

At March 31, 2021 and December 31, 2020, the credit quality indicators (performing and nonperforming loans), disaggregated by class of loan, are as follows:

Credit Quality Indicators - Credit Risk Profile Based on Payment Activity at March 31, 2021 (in thousands)

		Non-
	Performing	Performing	Total
Mortgage Loans:
1 to 4 Family	$68,870	$—	$68,870
Multifamily	2,851	—	2,851
Construction and Land	1,961	—	1,961
Commercial Real Estate	1,859	—	1,859
Non-Mortgage Loans:
Consumer	203	—	203
Total	$75,744	$—	$75,744

Credit Quality Indicators - Credit Risk Profile Based on Payment Activity at December 31, 2020 (in thousands)

		Non-
	Performing	Performing	Total
Mortgage Loans:
1 to 4 Family	$64,792	$—	$64,792
Multifamily	2,877	—	2,877
Construction and Land	1,356	—	1,356
Commercial Real Estate	364	—	364
Non-Mortgage Loans:
Consumer	214	—	214
Total	$69,603	$—	$69,603

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of March 31, 2021 and December 31, 2020. There were no loans over 90 days past due and still accruing as of March 31, 2021 and December 31, 2020.

Aged Analysis of Past Due Loans Receivable at March 31, 2021 (in thousands)

	30-59	60-89	90 Days or			Total
	Days	Days	Greater	Total		Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Mortgage Loans:
1 to 4 Family	$130	$—	$—	$130	$68,740	$68,870
Multifamily	—	—	—	—	2,851	2,851
Construction and Land	—	—	—	—	1,961	1,961
Commercial Real Estate	—	—	—	—	1,859	1,859
Non-Mortgage Loans:
Consumer	—	—	—	—	203	203
Total	$130	$—	$—	$130	$75,614	$75,744

Aged Analysis of Past Due Loans Receivable at December 31, 2020 (in thousands)

	30-59	60-89	90 Days or			Total
	Days	Days	Greater	Total		Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Mortgage Loans:
1 to 4 Family	$—	$—	$—	$—	$64,792	$64,792
Multifamily	—	—	—	—	2,877	2,877
Construction and Land	—	—	—	—	1,356	1,356
Commercial Real Estate	—	—	—	—	364	364
Non-Mortgage Loans:
Consumer	—	—	—	—	214	214
Total	$—	$—	$—	$—	$69,603	$69,603

The following is a summary of information pertaining to impaired loans as of March 31, 2021 and December 31, 2020.

Impaired Loans

March 31, 2021

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

The Company seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. Once modified in a troubled debt restructuring, a loan is generally considered impaired until its contractual maturity. At the time of the restructuring, the loan is evaluated for an asset-specific allowance for loan losses. The Company continues to specifically reevaluate the loan in subsequent periods, regardless of the borrower’s performance under the modified terms. If a borrower subsequently defaults on the loan after it is restructured, the Company provides an allowance for loan losses for the amount of the loan that exceeds the value of the related collateral.

The Company had no troubled debt restructurings as of March 31, 2021 and December 31, 2020 or any that defaulted subsequent to the restructuring through the date the financial statements were issued.

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

Detail of the remaining COVID-19 modifications on the Company’s loan portfolio as of March 31, 2021 follows.

		Remaining	Remaining
		Number of	Total	Remaining
	Total	Contracts	Balance	Percent
	Balance	Modified	Modified	Modified
Remaining Modifications as of March 31, 2021
(dollars in thousands)
Mortgage Loans
1-4 Family	$68,870	55	$10,921	15.9%
Multifamily	2,851	4	1,270	44.5%
Construction and Land	1,961	—	—	0.0%
Commercial Real Estate	1,859	—	—	0.0%
Total Loans	$75,541	59	$12,191	16.1%

As of March 31, 2021, all of the modified loans have resumed normal monthly payments (59), been paid off (13) or paid the entire deferred amounts (1). The Company has received no requests for additional deferrals.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital, tier 1 capital, and common equity tier 1 capital to risk-weighted assets (as defined in the regulations), and leverage capital, which is tier 1 capital to adjusted average total assets (as defined). Management believes, as of March 31, 2021 and December 31, 2020, that the Bank meets all the capital adequacy requirements to which it is subject.

As of March 31, 2021 and December 31, 2020, the most recent notifications from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and leveraged capital ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank’s category. The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
March 31, 2021:	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$19,852	39.99%	$3,971	8.00%	$4,964	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$19,229	38.74%	$2,978	6.00%	$3,971	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$19,229	38.74%	$2,234	4.50%	$3,226	6.50%
Tier 1 Leverage Capital
(to Adjusted Total Assets)	$19,229	18.88%	$4,074	4.00%	$5,092	5.00%

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2020:	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$19,658	43.41%	$3,623	8.00%	$4,529	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$19,089	42.15%	$2,717	6.00%	$3,623	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$19,089	42.15%	$2,038	4.50%	$2,944	6.50%
Tier 1 Leverage Capital
(to Adjusted Total Assets)	$19,089	18.94%	$4,030	4.00%	$5,038	5.00%

A reconciliation of the Bank’s capital determined under GAAP to Total Capital, Tier 1 Capital, Common Equity Tier 1 Capital and Tier 1 Leverage Capital for March 31, 2021 and December 31, 2020, is as follows:

	March 31,	December 31,
(in thousands)	2021	2020
Total Equity (Bank Only)	$19,269	$19,133
Unrealized (Gains) Losses on Securities
Available-for-Sale, Net	(40)	(44)

Tangible, Tier 1 Capital and Common Equity Tier 1	19,229	19,089
Allowance for Loan Losses Included in Capital	623	569
Total Capital	$19,852	$19,658

The specific reserves included in the Allowance for Loan Losses were not significant as of March 31, 2021 and December 31, 2020.

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

At March 31, 2021 and December 31, 2020, the Company had $3,609,000 and $1,983,000 of outstanding commitments to originate loans, respectively, all of which represents the balance of remaining funds to be disbursed on construction loans in process. In recent years we have sold loans on an industry-standard, servicing-released basis. At March 31, 2021, there were mortgage loans sold to investors with limited recourse for certain periods after the date of sale totaling $12.8 million at the sale date. Recourse would apply if the borrower(s) default on any payment within the first four months of the mortgage loan and it remains in default for a period of 90 days, or if the mortgage loan prepays in full within 180 days of the sale date. Should an early payment default occur, Eureka Homestead shall, at its sole discretion, repurchase such mortgage loan from the purchaser at its current amortized balance plus the service release premium received or indemnify the purchaser by paying the service release premium received plus $5,000. Should a mortgage loan prepay in full within 180 days of the sale date, Eureka Homestead shall refund to the purchaser the servicing release premium paid. There have been mortgage loans sold that had an early payment default or that prepaid in full during the recourse period.

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

The following tables present the balances of assets measured on a recurring basis as of March 31, 2021 and December 31, 2020. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
March 31, 2021:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage-Backed Securities
FHLMC	$2,734	$—	$2,734	$—
SBA 7a Pools	3,084	—	3,084	—
Total Investment Securities	$5,818	$—	$5,818	$—

	Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
December 31, 2020:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage-Backed Securities
FHLMC	$2,874	$—	$2,874	$—
SBA 7a Pools	3,176	—	3,176	—
Total Investment Securities	$6,050	$—	$6,050	$—

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

The fair value of the impaired loans is measured at the fair value of the collateral for collateral-dependent loans. Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens. Repossessed assets are initially recorded at fair value less estimated costs to sell. The fair value of repossessed assets is based on property appraisals and an analysis of similar properties available. As such, the Company records repossessed assets as Level 2. The Company had no impaired loans or repossessed assets at March 31, 2021 or December 31, 2020.

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

The estimated fair values of the Company’s financial instruments are as follows as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and Cash Equivalents	$7,839	$7,839	$3,952	$3,952
Interest-Bearing Deposits in Banks	3,497	3,497	9,488	9,488
Investment Securities	5,818	5,818	6,050	6,050
Loans - Net	76,153	75,759	69,892	71,829
Loans Held-for-Sale	1,795	1,795	3,610	3,610
Accrued Interest Receivable	445	445	436	436
FHLB Stock	1,442	1,442	1,440	1,440
Cash Surrender Value of Life Insurance	4,159	4,159	4,137	4,137
Financial Liabilities:
Deposits	59,457	60,523	56,428	57,931
Advances from FHLB	19,449	20,243	19,443	20,469
Accrued Interest Payable	69	69	69	69

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

Note 10 – Employee Stock Ownership Plan -

As part of the stock conversion, shares were purchased by the ESOP with a loan from Eureka Homestead Bancorp, Inc. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP for the three month periods ended March 31, 2021 and 2020 was approximately $15,000 and $21,000, respectively.

The stock price when issued was $10 per share.  The fair value of the 104,000 unallocated shares was $1.3 million based on the average price of our common stock for the quarter ended March 31, 2021, of $12.75 per share.

Note 11 - Subsequent Events -

Management has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through May 12, 2021, the date the financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at March 31, 2021 and results of operations for the three months ended March 31, 2021 and 2020 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

During the three-month period ended March 31, 2021, the novel coronavirus (“COVID-19”) had spread world-wide, led to severe unemployment, and is impacting individuals, households and businesses in a multitude of ways. We have been deemed an essential service and exempted from the shutdowns across the country. We continue to operate while keeping the safety and well-being of our employees and customers as our top priority. We continue to meet customers’ needs and have tried to minimize any inconvenience to our customers. Our offices remain open, with lobbies and drive-thru facilities fully operational.

Across our workforce, approximately 30% transitioned to working remotely starting in March 2020, relying on our technology infrastructure and systems that we have designed for resilience and security. All employees returned to working in their respective offices by mid-June 2020. We have been able to continue serving customers, successfully managing critical functions and keeping our lines of business operating while supporting our employees. We have maintained social distancing and facemask measures for our employees working in our offices, restricted lobby access until September 2020, subject to facemask measures for customers and vendors, conducted sterilization cleanings of certain of our locations on an as needed basis, and provided appropriate facemasks and other sanitary supplies to protect employees, customers and our communities. We continue to monitor new information from governmental authorities and provide timely communications to our employees.

The Federal and state governments have been diligently working to contain COVID-19’s spread. The result of these containment strategies has had an enormous impact on the economy and will have a negative impact on borrowers’ ability to make timely loan payments as many businesses are forced to temporarily shut down. The Federal Reserve Board along with the other various regulatory agencies have issued joint guidance to financial institutions who are working with borrowers affected by the coronavirus. The Company is working with borrowers, and instituted a loan deferment program whereby short-term deferrals of payments were provided. The deferred payments will be collected at the original maturity date or at the time the loan is ultimately paid off. As of March 31, 2021 all of the loans modified by us have resumed normal monthly payments. We will not report these loans as delinquent and have continued to recognize interest income during the deferral period. We increased the qualitative factors in our calculation of the allowance for loan losses for loans to borrowers that have taken advantage of the deferment program until normal monthly payments resumed. No increase in the allowance was deemed necessary due to the increase in the qualitative factors. These loans will be closely monitored to determine collectability and accrual and delinquency status will be updated as deemed appropriate.

Under Section 4013 of the Coronavirus Aid, Relief and Economic Security ("CARES") Act, loans less than 30 days past due as of December 31, 2019 were considered current for COVID-19 modifications. A financial institution could then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”), and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority were required to make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either December 31, 2020 or the 60th day after the end of the COVID-19 national emergency. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. Lastly, prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act. Based on this guidance, the Company does not believe that TDRs will significantly change as a result of the modifications granted. The full impact on our lending and other business activities as a result of new government and regulatory policies, programs and guidelines, as well as regulators’ reaction to such activities, remains uncertain.

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

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this quarterly report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations under the economic conditions in our market area;
●	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);
●	economic and/or policy changes related the COVID-19 pandemic;
●	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;
●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;
●	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;
●	competition among depository and other financial institutions;
●	our success in increasing our one- to four-family residential real estate lending, multifamily real estate lending and commercial real estate lending;
●	our ability to attract and maintain deposits and to grow our core deposits, and our success in introducing new financial products;
●	our ability to maintain our asset quality even as we continue to grow our loan portfolios;

●	our reliance in part on funding sources, including out-of-market jumbo deposits and borrowings, other than core deposits to support our operations;
●	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;
●	fluctuations in the demand for loans;
●	changes in consumer spending, borrowing and savings habits;
●	declines in the yield on our assets resulting from the current low interest rate environment;
●	risks related to a high concentration of loans secured by real estate located in our market area;
●	the results of examinations by our regulators, including the possibility that our regulators may, among other things, have judgments different than management’s, and we may determine to increase our allowance or write down assets as a result of these regulatory examinations; change our regulatory capital position; limit our ability to borrow funds or maintain or increase deposits; or prohibit us from paying dividends, which could adversely affect our dividends and earnings;
●	changes in the level of government support of housing finance;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;
●	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;
●	loan delinquencies and changes in the underlying cash flows of our borrowers;
●	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;
●	the failure or security breaches of computer systems on which we depend;
●	the ability of key third-party service providers to perform their obligations to us;
●	changes in the financial condition or future prospects of issuers of securities that we own; and
●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Eureka Homestead Bancorp, Inc.’s Annual Report in Form 10-K as filed with the Securities and Exchange Commission on March 25, 2021.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Total Assets. Total assets increased $2.1 million, or 2.1%, to $102.0 million at March 31, 2021 from $99.9 million at December 31, 2020. The increase was due to increases in cash and cash equivalents of $3.9 million and in net loans of $6.3 million, offset in part by decreases of $6.0 million in interest-bearing deposits in banks, $232,000 in investment securities available-for-sale, and $1.8 million in loans held-for-sale.

Net Loans. Net loans increased $6.3 million, or 9.0%, to $76.2 million at March 31, 2021 from $69.9 million at December 31, 2020. During the three months ended March 31, 2021, one- to four-family residential real estate loans increased $4.1 million, or 6.3%, to $68.9 million from $64.8 million at December 31, 2020, multifamily loans decreased $26,000, or 0.9%, to $2.9 million from $2.9 million at December 31, 2020, construction and land loans increased $605,000, or 44.6% to $2.0 million from $1.4 million, commercial real estate loans increased $1.5 million, or 410.7%, to $1.9 million from $364,000 at December 31, 2020 and consumer loans decreased $11,000, or 5.1%, to $203,000 from $214,000 at December 31, 2020.

The increase in net loans was due primarily to an increase in one- to four-family residential real estate loans which was principally in non-conforming and construction loans which earn higher interest rates than similar conforming loans, which are generally sold. The decrease in multifamily loans was due to normal repayments. The increase in commercial real estate loans was principally due to the purchase of a $1.5 million dollar participation loan with another local bank, offset in part by normal repayments.

Cash and Cash Equivalents. Cash and cash equivalents increased $3.9 million, or 98.4%, to $7.8 million at March 31, 2021 from $4.0 million at December 31, 2020.

Interest-Bearing Deposits in Banks. Interest-bearing deposits in banks decreased $6.0 million, or 63.1%, to $3.5 million at March 31, 2021 from $9.5 million at December 31, 2020.

The net of these two balance sheet line items was a decrease of $2.1 million as these assets were principally redeployed to originate loans.

Securities Available-for-Sale. Investment securities available-for-sale, consisting of government-sponsored mortgage-backed securities and SBA 7a pools backed by equipment and mortgage loans, decreased $232,000, or 3.8%, to $5.8 million at March 31, 2021 from $6.1 million at December 31, 2020 as a result of normal repayments.

Bank-Owned Life Insurance. At March 31, 2021, our investment in bank-owned life insurance was $4.2 million, an increase of $22,000, or 0.5%, from $4.1 million at December 31, 2020. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets decreased $52,000, or 22.6%, to $178,000 at March 31, 2021 from $230,000 at December 31, 2020. The decrease resulted principally from decreases of $44,000 in mortgage banking income accruals and $10,000 in prepaid expenses.

Deposits. Deposits increased $3.0 million, or 5.4%, to $59.5 million at March 31, 2021 from $56.4 million at December 31, 2020, principally due to increases of $2.5 million in certificates of deposit, or 4.7%, to $56.1 million at March 31, 2021 from $53.6 million at December 31, 2020 and $519,000 in savings accounts to $3.4 million at March 31,

2021 from $2.9 million at December 31, 2020. The increase in certificates of deposit resulted primarily from an increase in certificates of deposit derived from an online service of $3.3 million, offset in part by a decrease of $791,000 of local retail certificates of deposit. We have sometimes utilized the non-retail funding sources to fund our loan origination and growth and to replace Federal Home Loan Bank advances, as well as in order to get longer-term funding not always available in the local market in to help reduce interest rate risk.

Borrowings. Borrowings, consisting entirely of Federal Home Loan Bank (FHLB) advances, decreased $6,000, or 0.0% to $19.4 million at March 31, 2021 from $19.4 million at December 31, 2020.

Total Equity. Total equity decreased $189,000, or 0.9%, to $21.8 million at March 31, 2021 from $21.9 million at December 31, 2020. The decrease resulted primarily from the repurchase of $281,000 of shares of common stock, offset in part by the net income of $80,000 during the three months ended March 31, 2021.

Comparison of Operating Results for the Three Months Ended March 31, 2021 and 2020

General. We had net income of $80,000 for the three months ended March 31, 2021, compared to a net loss of $7,000 for the three months ended March 31, 2020, an increase of $87,000. The increase in net income resulted from an increase in noninterest income of $52,000 and a decrease in noninterest expense of $64,000, offset, in part, by a decrease in net interest income of $22,000 and an increase in provision for loan losses of $7,000.

Interest Income. Interest income decreased $154,000, or 17.5%, to $725,000 for the three months ended March 31, 2021 from $879,000 for the three months ended March 31, 2020. This decrease was attributable to decreases in interest on loans receivable of $95,000, interest on investment securities of $18,000 and interest on other interest-earning assets of $41,000. The average balance of loans decreased $2.6 million, or 3.3%, to $75.3 million for the three months ended March 31, 2021 from $77.9 million for the three months ended March 31, 2020, and the average yield on loans decreased 36 basis points to 3.75% for the three months ended March 31, 2021 from 4.11% for the three months ended March 31, 2020. The average balance of investment securities increased $719,000, or 13.8%, to $5.9 million for the three months ended March 31, 2021 from $5.2 million for the three months ended March 31, 2020, while the average yield on investment securities decreased 151 basis points to 0.94% for the three months ended March 31, 2021 from 2.45% for the three months ended March 31, 2020. The average balance of other interest-earning assets decreased $2.1 million, or 14.1%, to $12.8 million for the three months ended March 31, 2021 from $14.9 million for the three months ended March 31, 2020, and the average yield on other interest-earning assets decreased 107 basis points to 0.16% for the three months ended March 31, 2021 from 1.23% for the three months ended March 31, 2020.

Interest Expense. Total interest expense decreased $132,000, or 29.5%, to $316,000 for the three months ended March 31, 2021 from $448,000 for the three months ended March 31, 2020. The decrease was due to decreases of $91,000, or 31.3% in interest expense on deposits and $41,000, or 26.1%, in interest expense on advances from the FHLB. The average balance of interest-bearing deposits increased $1.5 million, or 2.7%, to $58.9 million for the three months ended March 31, 2021 from $57.3 million for the three months ended March 31, 2020, and the average cost of interest-bearing deposits in banks decreased 67 basis points to 1.36% for the three months ended March 31, 2021 from 2.03% for the three months ended March 31, 2020, resulting from lower market interest rates quarter to quarter. The average balance of FHLB advances decreased $2.7 million, or 12.1%, to $19.4 million for the three months ended March 31, 2021 from $22.1 million for the three months ended March 31, 2020. The average cost of these advances decreased 45 basis points to 2.39% for the three months ended March 31, 2021 from 2.84% for the three months ended March 31, 2020.

Net Interest Income. Net interest income decreased $22,000, or 5.1%, to $409,000 for the three months ended March 31, 2021 from $431,000 for the three months ended March 31, 2020. Average net interest-earning assets decreased $2.8 million period to period. This decrease was due primarily to a decrease in the average balance of loans receivable. Our interest rate spread increased to 1.47% for the three months ended March 31, 2021 from 1.33% for the three months ended March 31, 2020, and our net interest margin decreased to 1.74% for the three months ended March 31, 2021 from 1.76% for the three months ended March 31, 2020. The increase in interest rate spread was primarily the result of interest rates on average interest-bearing liabilities dropping more than interest rates on interest-earning assets during the three months ended March 31, 2021 versus the three months ended March 31, 2020. The decrease in net interest margin was primarily the result of the decrease in interest earning assets.

Provision for Loan Losses. The provision for loan losses increased $8,000 for the three months ended March 31, 2021 to $8,000 from $0 for the three months ended March 31, 2020. The allowance for loan losses was $858,000, or 1.13% of total loans, at March 31, 2021, compared to $850,000, or 1.22% of total loans, at December 31, 2020, and $850,000, or 1.22%, of total loans, at March 31, 2020. Classified (substandard, doubtful and loss) loans decreased to $0 at March 31, 2021 from $559,000 at December 31, 2020 and $564,000 at March 31, 2020. There were no non-performing loans at March 31, 2021, December 31, 2020 or March 31, 2020. There were no charge-offs or recoveries for the three months ended March 31, 2021 or the three months ended March 31, 2020.

Noninterest Income. Noninterest income increased $52,000, or 23.6%, to $272,000 for the three months ended March 31, 2021 from $220,000 for the three months ended March 31, 2020. The increase was due to increases of $16,000 in service charges and other income and $37,000 in fees on loans sold.

Noninterest Expense. Noninterest expense decreased $65,000, or 9.9%, to $593,000 for the three months ended March 31, 2021 from $658,000 for the three months ended March 31, 2020. This decrease was primarily due to a decrease of $32,000, or 7.5%, in salaries and employee benefits. The decrease in salaries and employee benefits resulted primarily from an increase of $167,000 in deferred loan origination costs on higher portfolio loan volume period to period, offset in part by an increase of $133,000 in salary and related expenses. There were also decreases of $2,000, or 3.8%, in occupancy expense, $7,000, or 25.9%, in data processing expense, $12,000, or 24.0%, in accounting and consulting expense and $16,000, or 28.1%, in other expenses. These decreases were offset in part by an increase of $1,000, or 9.1%, in legal expense due to increased costs of operating as a public company, and increases of $2,000, or 13.3%, in FDIC deposit insurance premiums and OCC assessments and $1,000, or 5.0%, in insurance expense.

In future periods, if we make grants of awards under our equity incentive plan which was approved by our stockholders, we would expect our noninterest expense to increase due to increased compensation expenses.

Income Tax Expense. There was no income tax expense for the three months ended March 31, 2021 or the three months ended March 31, 2020, principally due to net operating loss tax carryforwards from prior years. The effective tax rate was 0.00% for the three months ended March 31, 2021 compared to 0.00% for the same quarter in 2020.

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

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from the sale of loans. We also have the ability to borrow from the FHLB. At March 31, 2021, we had $19.4 million outstanding in advances from the FHLB, and had the capacity to borrow approximately an additional $15.4 million from the FHLB and an additional $6.6 million on a line of credit with First National Bankers’ Bank, Baton Rouge, Louisiana at this date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $1.9 million and ($763,000) for the three months ended March 31, 2021 and 2020, respectively. Net cash (used in) provided by investing activities, which consists primarily of net change in loans receivable, net change in interest-bearing deposits in banks and net change in investment securities, was ($60,000) and $1.8 million for the three months ended March 31, 2021 and 2020, respectively. Net cash provided by financing activities, consisting primarily of activity in deposit accounts and advance payments by borrowers for taxes and insurance, and repurchases of common stock, was $2.1 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2021, the Bank exceeded all regulatory capital requirements with a Tier 1 leverage capital level of $19.2 million, or 18.88% of adjusted average total assets, which is above the well-capitalized required level of $5.1 million, or 5.0%; and total risk-based capital of $19.9 million, or 39.99% of risk-weighted assets, which is above the well-capitalized required level of $5.0 million, or 10.0%; and common equity Tier 1 capital of $19.2 million or, 38.74% of risk weighted assets, which is above the well-capitalized required level of $3.2 million, or 6.5% of risk weighted assets. Accordingly, Eureka Homestead was categorized as well capitalized at March 31, 2021. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements. At March 31, 2021 and December 31, 2020, we had $3.6 million and $2.0 million of outstanding commitments to originate loans, respectively, all of which represents the balance of remaining funds to be disbursed on construction loans in process. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2021 total $17.7 million at March 31, 2021. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. In recent years we have sold loans on an industry-standard, servicing-released basis. At March 31, 2021, there were mortgage loans sold to investors with limited recourse for certain periods after the date of sale totaling $12.8 million at the sale date. Recourse would apply if the borrower(s) default on any payment within the first four months of the mortgage loan and it remains in default for a period of 90 days, or if the mortgage loan prepays in full within 180 days of the sale date. Should an early payment default occur, Eureka Homestead shall, at its sole discretion, repurchase such mortgage loan from the purchaser at its current amortized balance plus the service release premium received or indemnify the purchaser by paying the service release premium received plus $5,000. Should a mortgage loan prepay in full within 180 days of the sale date, Eureka Homestead shall refund to the purchaser the servicing release premium paid. There have been no mortgage loans sold that had an early payment default or that prepaid in full during the recourse period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	There were no sales of unregistered securities during the period covered by this Report.
(b)	Not applicable.
(c)	The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plans and are set forth in the following table.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average Price	as Part of Publicly	Yet be Purchased
	Shares	Paid Per	Announced Plans	Under the Plan or
Period	Purchased	Share	or Programs	Programs (1)
January 1 through January 31, 2021	12,500	$12.50	12,500	73,818
February 1 through February 28, 2021	10,000	$12.45	10,000	63,818
March 1 through March 31, 2021	—	$—	—	63,818

Total	22,500	$12.48	22,500	63,818

(1)	On August 31, 2020, the Board of Directors of the Company authorized a stock repurchase program under which it may repurchase up to 71,483 shares, or 5.0%, of the Company’s then-outstanding common stock. On September 16, 2020, the Board of Directors of the Company authorized the repurchase of an additional 108,655 shares or 8.0%, of the Company’s then-outstanding common stock. On December 4, 2020, the Board of Directors authorized the repurchase of an additional 129,390 shares or 10%, of the Company’s then-outstanding common stock. These repurchase programs will continue until they are completed or terminated by the Company’s Board of Directors.
Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

4	Form of Common Stock Certificate (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-230193), filed on March 11, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUREKA HOMESTEAD BANCORP, INC.

Date: May 12, 2021	/s/ Alan T. Heintzen

Alan T. Heintzen
Chief Executive Officer

Date: May 12, 2021	/s/ Cecil A. Haskins, Jr.

Cecil A. Haskins, Jr.
President and Chief Financial Officer