Form 10-Q
period 2021-06-30
Eureka Homestead Bancorp, Inc.
filed 2021-08-13
CIK 1769725

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, 1,188,402 shares of the Company’s common stock, par value $0.01 per share, were issued and outstanding.

Eureka Homestead Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Consolidated Financial Statements

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

JUNE 30, 2021 AND DECEMBER 31, 2020

(in thousands)

	June 30,	December 31,
	2021	2020
ASSETS

Cash and Cash Equivalents	$12,042	$3,952
Interest-Bearing Deposits in Banks	5,494	9,488
Investment Securities	5,587	6,050
Loans Receivable, Net	74,589	69,892
Loans Held-for-Sale	2,385	3,610
Accrued Interest Receivable	419	436
Federal Home Loan Bank Stock	1,444	1,440
Premises and Equipment, Net	644	661
Cash Surrender Value of Life Insurance	4,181	4,137
Prepaid Expenses and Other Assets	179	230
Total Assets	$106,964	$99,896

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits	$63,430	$56,428
Advances from Federal Home Loan Bank	19,456	19,443
Advance Payments by Borrowers for Taxes and Insurance	1,497	1,309
Deferred Tax Liability	20	12
Accrued Expenses and Other Liabilities	679	764
Total Liabilities	85,082	77,956

Commitments and Contingencies (Note 7)

Stockholders' Equity:
Preferred Stock, $0.01 Par Value, 1,000,000 Shares Authorized, No Shares Issued	—	—
Common Stock, $0.01 Par Value, 9,000,000 Shares Authorized, 1,188,402 and 1,210,902 Shares Issued and Outstanding on June 30, 2021 and December 31, 2020, Respectively	12	12
Additional Paid-in Capital	10,491	10,765
Unallocated Common Stock Held by:
Employee Stock Ownership Plan (ESOP)	(1,029)	(1,052)
Retained Earnings	12,334	12,171
Accumulated Other Comprehensive Income	74	44
Total Stockholders' Equity	21,882	21,940
Total Liabilities and Stockholders' Equity	$106,964	$99,896

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (Unaudited)

(in thousands except for Earnings Per Share )

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest Income:
Loans Receivable	$680	$725	$1,385	$1,526
Investment Securities	14	15	28	47
Interest-Bearing Deposits in Banks	3	17	9	63
Total Interest Income	697	757	1,422	1,636
Interest Expense:
Deposits	192	261	393	553
Advances from Federal Home Loan Bank	109	160	225	317
Total Interest Expense	301	421	618	870
Net Interest Income	396	336	804	766

(Credit) Provision for Loan Losses	(8)	—	—	—
Net Interest Income After (Credit) Provision for Loan Losses	404	336	804	766

Non-Interest Income:
Service Charges and Other Income	23	21	51	33
Fees on Loans Sold	297	153	519	338
Income from Life Insurance	22	23	44	47
Total Non-Interest Income	342	197	614	418

Non-Interest Expenses:
Salaries and Employee Benefits	454	378	848	803
Occupancy Expense	49	50	99	102
FDIC Deposit Insurance Premium and Examination Fees	16	17	33	32
Data Processing	20	29	39	56
Accounting and Consulting	30	59	68	109
Insurance	21	20	42	41
Legal fees	16	21	29	32
Other	57	56	97	114
Total Non-Interest Expenses	663	630	1,255	1,289
Income (Loss) Before Income Tax Expense	83	(97)	163	(105)
Income Tax Expense (Benefit)	—	(62)	—	(62)
Net Income (Loss)	$83	$(35)	$163	$(43)

Earnings (Loss) Per Share: Basic	$0.08	$(0.03)	$0.15	$(0.03)

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income (Loss)	$83	$(35)	$163	$(43)
Other Comprehensive (Loss) Income:
Unrealized Gains on Investment Securities	43	17	38	77
Other Comprehensive Income Before Income Taxes	43	17	38	77
Income Tax Effect	(9)	(4)	(8)	(16)
Other Comprehensive Income, Net of Income Taxes	34	13	30	61
Comprehensive Income (Loss)	$117	$(22)	$193	$18

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (Unaudited)

(in thousands)

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income/(Loss)	Total
Balance, January 1, 2020	$14	$13,112	$(1,098)	$12,274	$(18)	$24,284
ESOP Shares Earned	—	(1)	23	—	—	22
Net Loss	—	—	—	(43)	—	(43)
Other Comprehensive Income	—	—	—	—	61	61
Balance, June 30, 2020	$14	$13,111	$(1,075)	$12,231	$43	$24,324

Balance, January 1, 2021	$12	$10,765	$(1,052)	$12,171	$44	$21,940
ESOP Shares Earned	—	6	23	—	—	29
Stock Shares Repurchased	—	(280)	—	—	—	(280)
Net Income	—	—	—	163	—	163
Other Comprehensive Income	—	—	—	—	30	30
Balance, June 30, 2021	$12	$10,491	$(1,029)	$12,334	$74	$21,882

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$163	$(43)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	—	—
Depreciation Expense	20	28
Amortization of FHLB Advance Prepayment Penalty	13	33
Net Amortization of Premium/Discount on Mortgage-Backed Securities	9	1
Stock Dividend on Federal Home Loan Bank Stock	(4)	(16)
Non-cash Compensation for ESOP	29	22
Net Decrease in Loans Held-for-Sale	1,225	836
Changes in Assets and Liabilities:
Decrease (Increase) in Accrued Interest Receivable	17	(149)
(Increase) in CSV of Life Insurance	(44)	(47)
Decrease (Increase) in Prepaid Expenses and Other Assets	51	(116)
(Decrease) in Accrued Expenses and Other Liabilities	(85)	(8)
Net Cash Provided by Operating Activities	1,394	541

Cash Flows from Investing Activities:
Net (Increase) Decrease in Loans	(4,697)	7,917
Proceeds from Maturities of Interest-Bearing Deposits in Banks	7,990	3,735
Purchases of Interest-Bearing Deposits in Banks	(3,996)	(10,735)
Proceeds from Sales, Calls and Principal Repayments of Investment Securities	492	820
Purchases of Premises and Equipment	(3)	(7)
Net Cash (Used in) Provided by Investing Activities	(214)	1,730

Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits	7,002	(1,678)
Shares Repurchased	(280)	—
Advances from Federal Home Loan Bank	2,000	4,000
Payments on Advances from Federal Home Loan Bank	(2,000)	(3,000)
Net Increase (Decrease) in Advance Payments by Borrowers for Taxes and Insurance	188	(557)
Net Cash Provided by (Used in) Financing Activities	6,910	(1,235)
Net Increase in Cash and Cash Equivalents	8,090	1,036

Cash and Cash Equivalents at Beginning of Period	3,952	11,875
Cash and Cash Equivalents at End of Period	$12,042	$12,911

Supplemental Disclosures for Cash Flow Information:
Cash Paid (Received) for:
Interest	$609	$917
Income Taxes	$(23)	—

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain/Loss on Investment Securities	$38	$77

The accompanying notes are an integral part of these financial statements.

Eureka Homestead Bancorp, Inc.

Form 10-Q

EUREKA HOMESTEAD BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”). Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report.

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

Earnings (loss) per common share were computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income (loss) available to common stockholders	$83	$(35)	$163	$(43)

Denominator:
Weighted average common shares outstanding	1,188	1,430	1,192	1,430
Less: Average unallocated ESOP shares	104	108	103	108
Weighted average shares	1,084	1,322	1,089	1,322

Basic earnings (loss) per common share	$0.08	$(0.03)	$0.15	$(0.03)

Note 4 – Investment Securities -

The amortized cost and fair values of investment securities available-for-sale were as follows:

		Gross	Gross
June 30, 2021:	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Mortgage-Backed Securities:
FHLMC	$2,500	$51	$—	$2,551
SBA 7a Pools	2,993	43	—	3,036
Total Investment Securities Available-for-Sale	$5,493	$94	$—	$5,587

		Gross	Gross
December 31, 2020:	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Mortgage-Backed Securities:
FHLMC	$2,811	$63	$—	$2,874
SBA 7a Pools	3,183	—	(7)	3,176
Total Investment Securities Available-for-Sale	$5,994	$63	$(7)	$6,050

All investment securities held on June 30, 2021 and December 31, 2020, were government-sponsored mortgage-backed or SBA pool securities.

The amortized cost and fair values of the investment securities available-for-sale at June 30, 2021, by contractual maturity, are shown below. For mortgage-backed securities and SBA 7a pools, expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
June 30, 2021	Amortized	Fair
(in thousands)	Cost	Value
Amounts Maturing:
After One Year through Five Years	$—	$—
After Five Years through Ten Years	3,054	3,077
After Ten Years	2,439	2,510
	$5,493	$5,587

No investment securities were pledged to secure advances from the FHLB at June 30, 2021 and December 31, 2020.

There were no sales or calls of available-for-sale investment securities for the three and six months ended June 30, 2021 and the year ended December 31, 2020.

Gross unrealized losses in investment securities at June 30, 2021 and December 31, 2020, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more, are as follows:

June 30, 2021
(in thousands)	Less Than 12 Months		12 Months or More		Totals
Security		Unrealized		Unrealized		Unrealized
Description	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Mortgage-Backed
FHLMC	$—	$—	$—	$—	$—	$—
SBA 7a Pools	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—

December 31, 2020
(in thousands)	Less Than 12 Months		12 Months or More		Totals
Security		Unrealized		Unrealized		Unrealized
Description	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Mortgage-Backed
FHLMC	$—	$—	$—	$—	$—	$—
SBA 7a Pools	873	(8)	1,349	(1)	2,222	(9)
	$873	$(8)	$1,349	$(1)	$2,222	$(9)

Management evaluates securities for other-than temporary impairment on a periodic and regular basis, as well as when economic or market concerns warrant such evaluation. No declines at June 30, 2021 and December 31, 2020, were deemed to be other-than-temporary.

In analyzing an issuer’s financial condition, management considers whether the federal government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial statements.

Note 5 – Loans Receivable and the Allowance for Loan Losses -

Loans receivable at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30,	December 31,
(in thousands)	2021	2020
Mortgage Loans
1-4 Family	$65,575	$64,792
Multifamily	2,829	2,877
Construction and Land	3,201	1,356
Commercial Real Estate	2,330	364
Consumer Loans	197	214
	74,132	69,603
Plus (Less):
Unamortized Loan Fees/Costs	1,315	1,139
Allowance for Loan Losses	(858)	(850)
Net Loans Receivable	$74,589	$69,892

The performing mortgage loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at June 30, 2021 and December 31, 2020.

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

The following tables set forth, as of June 30, 2021 and December 31, 2020, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Loan Losses and Recorded Investment in Loans Receivable
June 30, 2021 (in thousands)

			Mortgage-	Mortgage-
	Mortgage-	Mortgage-	Construction	Commercial
	1-4 Family	Multifamily	and Land	Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$818	$22	$6	$4	$—	$850
Charge-Offs	—	—	—	—	—	—
Recoveries	8	—	—	—	—	8
Provision (Credit)	(55)	(1)	29	27	—	—
Ending Balance	$771	$21	$35	$31	$—	$858

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$771	$21	$35	$31	$—	$858

Loans Receivable:
Ending Balance	$65,575	$2,829	$3,201	$2,330	$197	$74,132

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$65,575	$2,829	$3,201	$2,330	$197	$74,132

The allowance for loan losses for Mortgage 1-4 Family Loans of $771,000 includes an unallocated portion of $434,000 as of June 30, 2021.

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

Credit Quality Indicators - Credit Risk Profile Based on Loan Grades at June 30, 2021 (in thousands)

			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
Mortgage Loans:
1 to 4 Family	$64,969	$—	$606	$—	$—	$65,575
Multifamily	2,829	—	—	—	—	2,829
Construction and Land	3,201	—	—	—	—	3,201
Commercial Real Estate	2,330	—	—	—	—	2,330
Non-Mortgage Loans:
Consumer	197	—	—	—	—	197
Total	$73,526	$—	$606	$—	$—	$74,132

Credit Quality Indicators - Credit Risk Profile Based on Loan Grades at December 31, 2020 (in thousands)

			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
Mortgage Loans:
1 to 4 Family	$64,148	$30	$55	$559	$—	$64,792
Multifamily	2,877	—	—	—	—	2,877
Construction and Land	1,356	—	—	—	—	1,356
Commercial Real Estate	364	—	—	—	—	364
Non-Mortgage Loans:
Consumer	214	—	—	—	—	214
Total	$68,959	$30	$55	$559	$—	$69,603

At June 30, 2021 and December 31, 2020, loan balances outstanding on non-accrual status amounted to $0 and $0, respectively. The Company considers loans more than 90 days past due and on nonaccrual as nonperforming loans.

At June 30, 2021 and December 31, 2020, the credit quality indicators (performing and nonperforming loans), disaggregated by class of loan, are as follows:

Credit Quality Indicators - Credit Risk Profile Based on Payment Activity at June 30, 2021 (in thousands)

		Non-
	Performing	Performing	Total
Mortgage Loans:
1 to 4 Family	$65,575	$—	$65,575
Multifamily	2,829	—	2,829
Construction and Land	3,201	—	3,201
Commercial Real Estate	2,330	—	2,330
Non-Mortgage Loans:
Consumer	197	—	197
Total	$74,132	$—	$74,132

Credit Quality Indicators - Credit Risk Profile Based on Payment Activity at December 31, 2020 (in thousands)

		Non-
	Performing	Performing	Total
Mortgage Loans:
1 to 4 Family	$64,792	$—	$64,792
Multifamily	2,877	—	2,877
Construction and Land	1,356	—	1,356
Commercial Real Estate	364	—	364
Non-Mortgage Loans:
Consumer	214	—	214
Total	$69,603	$—	$69,603

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of June 30, 2021 and December 31, 2020. There were no loans over 90 days past due and still accruing as of June 30, 2021 and December 31, 2020.

Aged Analysis of Past Due Loans Receivable at June 30, 2021 (in thousands)

	30-59	60-89	90 Days or			Total
	Days	Days	Greater	Total		Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Mortgage Loans:
1 to 4 Family	$—	$—	$—	$—	$65,575	$65,575
Multifamily	—	—	—	—	2,829	2,829
Construction and Land	—	—	—	—	3,201	3,201
Commercial Real Estate	—	—	—	—	2,330	2,330
Non-Mortgage Loans:
Consumer	—	—	—	—	197	197
Total	$—	$—	$—	$—	$74,132	$74,132

Aged Analysis of Past Due Loans Receivable at December 31, 2020 (in thousands)

	30-59	60-89	90 Days or			Total
	Days	Days	Greater	Total		Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Mortgage Loans:
1 to 4 Family	$—	$—	$—	$—	$64,792	$64,792
Multifamily	—	—	—	—	2,877	2,877
Construction and Land	—	—	—	—	1,356	1,356
Commercial Real Estate	—	—	—	—	364	364
Non-Mortgage Loans:
Consumer	—	—	—	—	214	214
Total	$—	$—	$—	$—	$69,603	$69,603

The following is a summary of information pertaining to impaired loans as of June 30, 2021 and December 31, 2020.

Impaired Loans

June 30, 2021

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

The Company had no troubled debt restructurings as of June 30, 2021 and December 31, 2020 or any that defaulted subsequent to the restructuring through the date the financial statements were issued.

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

Detail of the remaining COVID-19 modifications on the Company’s loan portfolio as of June 30, 2021 follows:

		Remaining	Remaining	Remaining
		Number of	Total	Percent
	Total	Contracts	Balance	Balance
	Balance	Modified	Modified	Modified
Remaining Modifications as of June 30, 2021
(dollars in thousands)
Mortgage Loans
1-4 Family	$65,575	49	$10,028	15.3%
Multifamily	2,829	4	1,258	44.5%
Construction and Land	3,201	—	—	0.0%
Commercial Real Estate	2,330	—	—	0.0%
Total Loans	$73,935	53	$11,286	15.3%

As of June 30, 2021, all of the modified loans have resumed normal monthly payments (53), been paid off (19) or paid the entire deferred amounts (1). The Company has received no requests for additional deferrals.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital, tier 1 capital, and common equity tier 1 capital to risk-weighted assets (as defined in the regulations), and leverage capital, which is tier 1 capital to adjusted average total assets (as defined). Management believes, as of June 30, 2021 and December 31, 2020, that the Bank meets all the capital adequacy requirements to which it is subject.

As of June 30, 2021 and December 31, 2020, the most recent notifications from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and leveraged capital ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank’s category. The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
June 30, 2021:	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$20,005	39.26%	$4,076	8.00%	$5,095	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$19,366	38.01%	$3,057	6.00%	$4,076	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$19,366	38.01%	$2,293	4.50%	$3,312	6.50%
Tier 1 Leverage Capital
(to Adjusted Total Assets)	$19,366	18.70%	$4,143	4.00%	$5,179	5.00%

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2020:	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$19,658	43.41%	$3,623	8.00%	$4,529	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$19,089	42.15%	$2,717	6.00%	$3,623	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$19,089	42.15%	$2,038	4.50%	$2,944	6.50%
Tier 1 Leverage Capital
(to Adjusted Total Assets)	$19,089	18.94%	$4,030	4.00%	$5,038	5.00%

A reconciliation of the Bank’s capital determined under GAAP to Total Capital, Tier 1 Capital, Common Equity Tier 1 Capital and Tier 1 Leverage Capital for June 30, 2021 and December 31, 2020, is as follows:

	June 30,	December 31,
(in thousands)	2021	2020
Total Equity (Bank Only)	$19,440	$19,133
Unrealized (Gains) Losses on Securities
Available-for-Sale, Net	(74)	(44)

Tangible, Tier 1 Capital and Common Equity Tier 1	19,366	19,089
Allowance for Loan Losses Included in Capital	639	569
Total Capital	$20,005	$19,658

The specific reserves included in the Allowance for Loan Losses were not significant as of June 30, 2021 and December 31, 2020.

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

At June 30, 2021 and December 31, 2020, the Company had $6,558,000 and $1,983,000 of outstanding commitments to originate loans, respectively, all of which represents the balance of remaining funds to be disbursed on construction loans in process. In recent years we have sold loans on an industry-standard, servicing-released basis. At June 30, 2021, there were mortgage loans sold to investors with limited recourse for certain periods after the date of sale totaling $13.5 million at the sale date. Recourse would apply if the borrower(s) default on any payment within the first four months of the mortgage loan and it remains in default for a period of 90 days, or if the mortgage loan prepays in full within 180 days of the sale date. Should an early payment default occur, Eureka Homestead shall, at its sole discretion, repurchase such mortgage loan from the purchaser at its current amortized balance plus the service release premium received or indemnify the purchaser by paying the service release premium received plus $5,000. Should a mortgage loan prepay in full within 180 days of the sale date, Eureka Homestead shall refund to the purchaser the servicing release premium paid. There have been mortgage loans sold that had an early payment default or that prepaid in full during the recourse period.

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

The following tables present the balances of assets measured on a recurring basis as of June 30, 2021 and December 31, 2020. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
June 30, 2021:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage-Backed Securities
FHLMC	$2,551	$—	$2,551	$—
SBA 7a Pools	3,036	—	3,036	—
Total Investment Securities	$5,587	$—	$5,587	$—

	Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
December 31, 2020:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage-Backed Securities
FHLMC	$2,874	$—	$2,874	$—
SBA 7a Pools	3,176	—	3,176	—
Total Investment Securities	$6,050	$—	$6,050	$—

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

The fair value of the impaired loans is measured at the fair value of the collateral for collateral-dependent loans. Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens. Repossessed assets are initially recorded at fair value less estimated costs to sell. The fair value of repossessed assets is based on property appraisals and an analysis of similar properties available. As such, the Company records repossessed assets as Level 2. The Company had no impaired loans or repossessed assets at June 30, 2021 or December 31, 2020.

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

The estimated fair values of the Company’s financial instruments are as follows as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and Cash Equivalents	$12,042	$12,042	$3,952	$3,952
Interest-Bearing Deposits in Banks	5,494	5,494	9,488	9,488
Investment Securities	5,587	5,587	6,050	6,050
Loans - Net	74,589	76,446	69,892	71,829
Loans Held-for-Sale	2,385	2,385	3,610	3,610
Accrued Interest Receivable	419	419	436	436
FHLB Stock	1,444	1,444	1,440	1,440
Cash Surrender Value of Life Insurance	4,181	4,181	4,137	4,137
Financial Liabilities:
Deposits	63,430	64,075	56,428	57,931
Advances from FHLB	19,456	20,178	19,443	20,469
Accrued Interest Payable	69	69	69	69

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

Note 10 – Employee Stock Ownership Plan -

As part of the stock conversion, shares were purchased by the ESOP with a loan from Eureka Homestead Bancorp, Inc. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP for the three and six month periods ended June 30, 2021 and 2020 was approximately $17,000 and $31,000, respectively.

The stock price when issued was $10 per share.  The fair value of the 103,000 unallocated shares was $1.4 million based on the average price of our common stock for the quarter ended June 30, 2021, of $13.34 per share.

Note 11 - Subsequent Events -

Management has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through August 13, 2021, the date the financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at June 30, 2021 and results of operations for the three and six months ended June 30, 2021 and 2020 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

The effects of the COVID-19 pandemic and the governmental and societal response to the virus have negatively impacted overall economic conditions. We have been deemed an essential service and exempted from the shutdowns across the country. Our offices remain open, with lobbies and drive-thru facilities fully operational. We continue to keep the safety and well-being of our employees and customers as our top priority. We continue to meet customers’ needs and have tried to minimize any inconvenience to our customers. We have maintained social distancing and facemask measures for our employees working in our offices. Customers and vendors are encouraged to wear face masks when entering Company facilities. We continue to monitor new information from governmental authorities and provide timely communications to our employees and we will continue to comply with all governmental requirements.

The Federal and state governments have worked to contain the spread of COVID-19. The result of these containment strategies has had an enormous impact on the economy and has had a negative impact on some borrowers’ ability to make timely loan payments. In recent months, a number of restrictive government initiatives designed to combat the effects of the COVID-19 pandemic have been eased on a national level and in Louisiana, as well as the rollout of three COVID-19 vaccines, allowing businesses to reopen at varying capacity levels, which has bolstered commercial activity and employment to some degree. However, the recent resurgence in infections and reimplementation of new and/or additional restrictions at the national and local level to combat the COVID-19 pandemic may present additional negative impacts to the economy and our customers. The duration and severity of the COVID-19 pandemic remain impossible to predict. The Federal Reserve Board and other various regulatory agencies have issued joint guidance to financial institutions to work with borrowers affected by the coronavirus. The Company instituted a loan deferment program whereby short-term deferrals of payments were allowed. Deferred payments are due at the time the loan is paid off. As of June 30, 2021 all of the loans modified by us have resumed normal monthly payments. We did not report these loans as delinquent and continued to recognize interest income during the deferral period. No increase in the allowance for loan losses was deemed necessary on these loans. These loans will continue to be monitored to determine collectability and accrual and delinquency status will be updated as deemed appropriate.

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

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Total Assets. Total assets increased $7.1 million, or 7.1%, to $107.0 million at June 30, 2021 from $99.9 million at December 31, 2020. The increase was due to increases in cash and cash equivalents of $8.1 million and in net loans of $4.7 million, offset in part by decreases of $4.0 million in interest-bearing deposits in banks, $463,000 in investment securities available-for-sale, and $1.2 million in loans held-for-sale.

Net Loans. Net loans increased $4.7 million, or 6.7%, to $74.6 million at June 30, 2021 from $69.9 million at December 31, 2020. One- to four-family residential real estate loans increased $783,000, or 1.2%, to $65.6 million at June 30, 2021 from $64.8 million at December 31, 2020, multifamily loans decreased $48,000, or 1.7%, to $2.8 million at June 30, 2021 from $2.9 million at December 31, 2020, construction and land loans increased $1.8 million, or 136.1% to $3.2 million at June 30, 2021 from $1.4 million at December 31, 2020, commercial real estate loans increased $2.0 million, or 540.1%, to $2.3 million at June 30, 2021 from $364,000 at December 31, 2020 and consumer loans decreased $17,000, or 7.9%, to $197,000 at June 30, 2021 from $214,000 at December 31, 2020.

The increase in net loans was due primarily to increases in commercial real estate loans, principally due to the purchase of a $1.5 million dollar participation loan with another local bank, and in one- to four-family residential real estate loans, principally in non-conforming and construction loans earning higher interest rates than similar conforming loans, which are generally sold. The decreases in multifamily and consumer loans were due to normal repayments.

Cash and Cash Equivalents. Cash and cash equivalents increased $8.1 million, or 204.7%, to $12.0 million at June 30, 2021 from $4.0 million at December 31, 2020.

Interest-Bearing Deposits in Banks. Interest-bearing deposits in banks decreased $4.0 million, or 42.1%, to $5.5 million at June 30, 2021 from $9.5 million at December 31, 2020.

The net of these two balance sheet line items was an increase of $4.1 million principally due to the increase in deposits not yet deployed to make loans.

Securities Available-for-Sale. Investment securities available-for-sale, consisting of government-sponsored mortgage-backed securities and SBA 7a pools backed by equipment and mortgage loans, decreased $463,000, or 7.7%, to $5.6 million at June 30, 2021 from $6.1 million at December 31, 2020 as a result of normal repayments.

Bank-Owned Life Insurance. At June 30, 2021, our investment in bank-owned life insurance was $4.2 million, an increase of $44,000, or 1.1%, from $4.1 million at December 31, 2020. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets decreased $51,000, or 22.2%, to $179,000 at June 30, 2021 from $230,000 at December 31, 2020. The decrease resulted principally from decreases of $29,000 in mortgage banking income accruals and $23,000 in prepaid income taxes resulting from the receipt of amounts due from the carryback of tax net operating losses.

Deposits. Deposits increased $7.0 million, or 12.4%, to $63.4 million at June 30, 2021 from $56.4 million at December 31, 2020, principally due to increases of $6.1 million in certificates of deposit, or 11.4%, to $59.7 million at June 30, 2021 from $53.6 million at December 31, 2020 and $905,000 in savings accounts, or 31.7% to $3.8 million at June 30, 2021 from $2.9 million at December 31, 2020. The increase in certificates of deposit resulted primarily from an increase in certificates of deposit derived from an online service of $4.8 million and brokers of $1.9 million, offset in part by a decrease of $634,000 of local retail certificates of deposit. We have sometimes utilized the non-retail funding sources to fund our loan origination and growth and to replace Federal Home Loan Bank advances, as well as in order to get longer-term funding not always available in the local market in to help reduce interest rate risk.

Borrowings. Borrowings, consisting entirely of Federal Home Loan Bank (FHLB) advances, increased $13,000, or 0.1% to $19.5 million at June 30, 2021 from $19.4 million at December 31, 2020.

Total Equity. Total equity decreased $58,000, or 0.3%, to $21.9 million at June 30, 2021 from $21.9 million at December 31, 2020. The decrease resulted primarily from the repurchase of $280,000 of shares of common stock, offset in part by the net income of $163,000 during the six months ended June 30, 2021, the allocation of ESOP shares of $29,000 and an increase in accumulated other comprehensive income of $30,000.

Comparison of Operating Results for the Three Months Ended June 30, 2021 and 2020

General. We had net income of $83,000 for the three months ended June 30, 2021, compared to a net loss of $35,000 for the three months ended June 30, 2020, an increase of $118,000. The increase in net income resulted from an increase in net interest income of $60,000, a decrease in provision for loan losses of $8,000, and an increase in noninterest income of $145,000, offset, in part, by an increase in noninterest expense of $33,000 and a decrease in the income tax benefit of $62,000.

Interest Income. Interest income decreased $60,000, or 7.9%, to $697,000 for the three months ended June 30, 2021 from $757,000 for the three months ended June 30, 2020. This decrease was attributable to decreases in interest on loans receivable of $45,000, or 6.2%, interest on investment securities of $1,000, or 6.7%, and interest on other interest-earning assets of $14,000, or 82.4%. The average balance of loans increased $5.2 million, or 7.2%, to $78.5 million for the three months ended June 30, 2021 from $73.2 million for the three months ended June 30, 2020, and the average yield on loans decreased 49 basis points to 3.47% for the three months ended June 30, 2021 from 3.96% for the three months ended June 30, 2020. The average balance of investment securities increased $853,000, or 17.5%, to $5.7 million for the three months ended June 30, 2021 from $4.9 million for the three months ended June 30, 2020, while the average yield on investment securities decreased 25 basis points to 0.98% for the three months ended June 30, 2021 from 1.23% for the three months ended June 30, 2020. The average balance of other interest-earning assets decreased $8.2 million, or 41.6%, to $11.5 million for the three months ended June 30, 2021 from $19.7 million for the three months ended June 30, 2020, and the average yield on other interest-earning assets decreased 25 basis points to 0.10% for the three months ended June 30, 2021 from 0.35% for the three months ended June 30, 2020.

Interest Expense. Total interest expense decreased $120,000, or 28.5%, to $301,000 for the three months ended June 30, 2021 from $421,000 for the three months ended June 30, 2020. The decrease was due to decreases of $69,000, or 26.4%, in interest expense on deposits and $51,000, or 31.9%, in interest expense on advances from the FHLB. The average balance of interest-bearing deposits increased $5.0 million, or 8.9%, to $60.9 million for the three months ended June 30, 2021 from $55.9 million for the three months ended June 30, 2020, and the average cost of interest-bearing deposits in banks decreased 61 basis points to 1.26% for the three months ended June 30, 2021 from 1.87% for the three months ended June 30, 2020, resulting from lower market interest rates period to period. The average balance of FHLB advances decreased $5.6 million, or 22.8%, to $19.0 million for the three months ended June 30, 2021 from $24.6 million for the three months ended June 30, 2020. The average cost of these advances decreased 30 basis points to 2.30% for the three months ended June 30, 2021 from 2.60% for the three months ended June 30, 2020.

Net Interest Income. Net interest income increased $60,000, or 17.9%, to $396,000 for the three months ended June 30, 2021 from $336,000 for the three months ended June 30, 2020. Average net interest-earning assets decreased $1.5 million period to period. This decrease was due primarily to a decrease in the average balance of other interest-earning assets, offset in part by increases in loans receivable and investment securities. Our interest rate spread increased 39 basis points to 1.40% for the three months ended June 30, 2021 from 1.01% for the three months ended June 30, 2020, and our net interest margin increased to 1.65% for the three months ended June 30, 2021 from 1.37% for the three months ended June 30, 2020. The increases in interest rate spread and interest rate margin were primarily the result of interest rates on average interest-bearing liabilities dropping more than interest rates on interest-earning assets during the three months ended June 30, 2021 versus the three months ended June 30, 2020.

Provision for Loan Losses. We recorded a credit of ($8,000) to the provision for loan losses for the three months ended June 30, 2021 compared to no provision for loan losses for the three months ended June 30, 2020. The allowance for loan losses was $858,000, or 1.16% of total loans, at June 30, 2021, compared to $850,000, or 1.22% of total loans, at December 31, 2020, and $850,000, or 1.20%, of total loans, at June 30, 2020. Classified (substandard, doubtful and loss) loans decreased to $0 at June 30, 2021 from $559,000 at December 31, 2020 and $564,000 at June 30, 2020. There were no non-performing loans at June 30, 2021, December 31, 2020 or June 30, 2020. There were net recoveries of $8,000 for the three months ended June 30, 2021. There were no charge-offs or recoveries for the three months ended June 30, 2020.

Noninterest Income. Noninterest income increased $145,000, or 73.6%, to $342,000 for the three months ended June 30, 2021 from $197,000 for the three months ended June 30, 2020. The increase was principally due to an increase of $144,000, or 94.1%, in fees on loans sold.

Noninterest Expense. Noninterest expense increased $33,000, or 5.2%, to $663,000 for the three months ended June 30, 2021 from $630,000 for the three months ended June 30, 2020. The increase was primarily due to an increase of $76,000, or 20.1%, in salaries and employee benefits, resulting primarily from an increase in commissions and related expenses on higher loan volume period to period, as well as increases of $1,000, or 5.0%, in insurance expense and $1,000, or 1.8%, in other expenses. The increases were offset in part by decreases of $1,000, or 2.0%, in occupancy expense, $1,000, or 5.9%, in FDIC deposit insurance premiums and OCC assessment, $9,000, or 31.0%, in data processing expense, $29,000, or 49.2%, in accounting and consulting expense and $5,000, or 23.8%, in legal expense.

In future periods, if we make grants of awards under our equity incentive plan which was approved by our stockholders, we would expect our noninterest expense to increase due to increased compensation expenses.

Income Tax Expense. There was no income tax expense for the three months ended June 30, 2021, principally due to net operating loss tax carryforwards from prior years. There was an income tax benefit of $62,000 for the three months ended June 30, 2020 resulting from the recordation of expected refunds from the carryback of tax net operating losses as now allowed by the CARES Act. The effective tax rate was 0.00% for the three months ended June 30, 2021 compared to (63.92%) for the same quarter in 2020.

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

Comparison of Operating Results for the Six Months Ended June 30, 2021 and 2020

General. We had net income of $163,000 for the six months ended June 30, 2021, compared to a net loss of $43,000 for the six months ended June 30, 2020, an increase of $206,000. The increase in net income resulted from an increase in net interest income of $38,000, an increase in noninterest income of $196,000 and a decrease in noninterest expense of $34,000, offset, in part, by a decrease in the income tax benefit of $62,000.

Interest Income. Interest income decreased $214,000, or 13.1%, to $1.4 million for the six months ended June 30, 2021 from $1.6 million for the six months ended June 30, 2020. This decrease was attributable to decreases in interest on loans receivable of $141,000, or 9.2%, interest on investment securities of $19,000, or 40.4%, and interest on other interest-earning assets of $54,000, or 85.7%. The average balance of loans increased $1.5 million, or 1.9%, to $77.0 million for the six months ended June 30, 2021 from $75.6 million for the six months ended June 30, 2020, and the average yield on loans decreased 44 basis points to 3.60% for the six months ended June 30, 2021 from 4.04% for the six months ended June 30, 2020. The average balance of investment securities increased $698,000, or 13.8%, to $5.7 million for the six months ended June 30, 2021 from $5.0 million for the six months ended June 30, 2020, while the average yield on investment securities decreased 88 basis points to 0.98% for the six months ended June 30, 2021 from

1.86% for the six months ended June 30, 2020. The average balance of other interest-earning assets decreased $5.3 million, or 29.7%, to $12.5 million for the six months ended June 30, 2021 from $17.7 million for the six months ended June 30, 2020, and the average yield on other interest-earning assets decreased 57 basis points to 0.14% for the six months ended June 30, 2021 from 0.71% for the six months ended June 30, 2020.

Interest Expense. Total interest expense decreased $252,000, or 29.0%, to $618,000 for the six months ended June 30, 2021 from $870,000 for the six months ended June 30, 2020. The decrease was due to decreases of $160,000, or 28.9%, in interest expense on deposits and $92,000, or 29.0%, in interest expense on advances from the FHLB. The average balance of interest-bearing deposits increased $3.1 million, or 5.5%, to $59.8 million for the six months ended June 30, 2021 from $56.6 million for the six months ended June 30, 2020, and the average cost of interest-bearing deposits in banks decreased 63 basis points to 1.32% for the six months ended June 30, 2021 from 1.95% for the six months ended June 30, 2020, resulting from lower market interest rates period to period. The average balance of FHLB advances decreased $3.8 million, or 16.5%, to $19.5 million for the six months ended June 30, 2021 from $23.4 million for the six months ended June 30, 2020. The average cost of these advances decreased 40 basis points to 2.31% for the six months ended June 30, 2021 from 2.71% for the six months ended June 30, 2020.

Net Interest Income. Net interest income increased $38,000, or 5.0%, to $804,000 for the six months ended June 30, 2021 from $766,000 for the six months ended June 30, 2020. Average net interest-earning assets decreased $2.4 million period to period. This decrease was due primarily to a decrease in the average balance of other interest-earning assets, offset in part by increases in loans receivable and investment securities. Our interest rate spread increased 28 basis points to 1.43% for the six months ended June 30, 2021 from 1.15% for the six months ended June 30, 2020, and our net interest margin increased 13 basis points to 1.69% for the six months ended June 30, 2021 from 1.56% for the six months ended June 30, 2020. The increases in interest rate spread and interest rate margin were primarily the result of interest rates on average interest-bearing liabilities dropping more than interest rates on interest-earning assets during the six months ended June 30, 2021 versus the six months ended June 30, 2020.

Provision for Loan Losses. There was no provision for loan losses for the six months ended June 30, 2021 or for the six months ended June 30, 2020. The allowance for loan losses was $858,000, or 1.16% of total loans, at June 30, 2021, compared to $850,000, or 1.22% of total loans, at December 31, 2020, and $850,000, or 1.20%, of total loans, at June 30, 2020. Classified (substandard, doubtful and loss) loans decreased to $0 at June 30, 2021 from $559,000 at December 31, 2020 and $564,000 at June 30, 2020. There were no non-performing loans at June 30, 2021, December 31, 2020 or June 30, 2020. There were net recoveries of $8,000 for the six months ended June 30, 2021. There were no charge-offs or recoveries for the six months ended June 30, 2020.

Noninterest Income. Noninterest income increased $196,000, or 46.9%, to $614,000 for the six months ended June 30, 2021 from $418,000 for the six months ended June 30, 2020. The increase was due to increases of $18,000, or 54.5%, in service charges and other income and $181,000, or 53.6% in fees on loans sold. The increase was offset in part by a decrease of $3,000, or 6.4% in income from life insurance.

Noninterest Expense. Noninterest expense decreased $34,000, or 2.6%, to $1.3 million for the six months ended June 30, 2021 from $1.3 million for the six months ended June 30, 2020. This decrease was primarily due to decreases of $3,000, or 2.9%, in occupancy expense, $17,000, or 30.4%, in data processing expense, $41,000, or 37.6%, in accounting and consulting expense, $3,000, or 9.4%, in legal expense and $17,000, or 14.9%, in other expenses. These decreases were offset in part by an increase of $45,000, or 5.6%, in salaries and employee benefits, resulting primarily from an increase in commissions and related expenses on higher loan volume period to period, and increases of $1,000, or 3.1%, in FDIC deposit insurance premiums and OCC assessments and $1,000, or 2.4%, in insurance expense.

In future periods, if we make grants of awards under our equity incentive plan which was approved by our stockholders, we would expect our noninterest expense to increase due to increased compensation expenses.

Income Tax Expense. There was no income tax expense for the six months ended June 30, 2021, principally due to net operating loss tax carryforwards from prior years. There was an income tax benefit of $62,000 for the six months ended June 30, 2020 resulting from the recordation of expected refunds from the carryback of tax net operating losses as now allowed by the CARES Act. The effective tax rate was 0.00% for the six months ended June 30, 2021 compared to (59.05%) for the same period in 2020.

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

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from the sale of loans. We also have the ability to borrow from the FHLB. At June 30, 2021, we had $19.5 million outstanding in advances from the FHLB, and had the capacity to borrow approximately an additional $16.2 million from the FHLB and an additional $6.6 million on a line of credit with First National Bankers’ Bank, Baton Rouge, Louisiana at this date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.4 million and $541,000 for the six months ended June 30, 2021 and 2020, respectively. Net cash (used in) provided by investing activities, which consists primarily of net change in loans receivable, net change in interest-bearing deposits in banks and net change in investment securities, was ($214,000) and $1.7 million for the six months ended June 30, 2021 and 2020, respectively. Net cash provided by (used in) financing activities, consisting primarily of activity in deposit accounts, advances from Federal Home Loan Bank, advance payments by borrowers for taxes and insurance, and repurchases of common stock, was $6.9 million and ($1.2 million) for the six months ended June 30, 2021 and 2020, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2021, the Bank exceeded all regulatory capital requirements with a Tier 1 leverage capital level of $19.4 million, or 18.70% of adjusted average total assets, which is above the well-capitalized required level of $5.2 million, or 5.0%; and total risk-based capital of $20.0 million, or 39.26% of risk-weighted assets, which is above the well-capitalized required level of $5.1 million, or 10.0%; and common equity Tier 1 capital of $19.4 million or, 38.01% of risk weighted assets, which is above the well-capitalized required level of $3.3 million, or 6.5% of risk weighted assets. Accordingly, Eureka Homestead was categorized as well capitalized at June 30, 2021. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements. At June 30, 2021 and December 31, 2020, we had $6.6 million and $2.0 million of outstanding commitments to originate loans, respectively, all of which represents the balance of remaining funds to be disbursed on construction loans in process. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2021 totaled $19.1 million at June 30, 2021. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. In recent years we have sold loans on an industry-standard, servicing-released basis. At June 30, 2021, there were mortgage loans sold to investors with limited recourse for certain periods after the date of sale totaling $13.5 million at the sale date. Recourse would apply if the borrower(s) default on any payment within the first four months of the mortgage loan and it remains in default for a period of 90 days, or if the mortgage loan prepays in full within 180 days of the sale date. Should an early payment default occur, Eureka Homestead shall, at its sole discretion, repurchase such mortgage loan from the purchaser at its current amortized balance plus the service release premium received or indemnify the purchaser by paying the service release premium received plus $5,000. Should a mortgage loan prepay in full within 180 days of the sale date, Eureka Homestead shall refund to the purchaser the servicing release premium paid. There have been no mortgage loans sold that had an early payment default or that prepaid in full during the recourse period

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	There were no sales of unregistered securities during the period covered by this Report.
(b)	Not applicable.

(c)	The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plans and are set forth in the following table.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average Price	as Part of Publicly	Yet be Purchased
	Shares	Paid Per	Announced Plans	Under the Plan or
Period	Purchased	Share	or Programs	Programs (1)
April 1 through April 30, 2021	—	$—	—	63,818
May 1 through May 31, 2021	—	$—	—	63,818
June 1 through June 30, 2021	—	$—	—	63,818

Total	—	$—	—	63,818
(1)	On August 31, 2020, the Board of Directors of the Company authorized a stock repurchase program under which it may repurchase up to 71,483 shares, or 5.0%, of the Company’s then-outstanding common stock. On September 16, 2020, the Board of Directors of the Company authorized the repurchase of an additional 108,655 shares or 8.0%, of the Company’s then-outstanding common stock. On December 4, 2020, the Board of Directors authorized the repurchase of an additional 129,390 shares or 10%, of the Company’s then-outstanding common stock. These repurchase programs will continue until they are completed or terminated by the Company’s Board of Directors.
Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

4	Form of Common Stock Certificate (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Inline XBRL Cover Page Interactive Data File

(1)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-230193), filed on March 11, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUREKA HOMESTEAD BANCORP, INC.

Date: August 13, 2021	/s/ Alan T. Heintzen

Alan T. Heintzen
Chief Executive Officer

Date: August 13, 2021	/s/ Cecil A. Haskins, Jr.

Cecil A. Haskins, Jr.
President and Chief Financial Officer