Form 10-Q
period 2021-09-30
Eureka Homestead Bancorp, Inc.
filed 2021-11-15
CIK 1769725

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, 1,188,402 shares of the Company’s common stock, par value $0.01 per share, were issued and outstanding.

Eureka Homestead Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Consolidated Financial Statements

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(in thousands)

	September 30,	December 31,
	2021	2020
ASSETS

Cash and Cash Equivalents	$7,944	$3,952
Interest-Bearing Deposits in Banks	6,744	9,488
Investment Securities	6,275	6,050
Loans Receivable, Net	74,349	69,892
Loans Held-for-Sale	1,614	3,610
Accrued Interest Receivable	421	436
Federal Home Loan Bank Stock	1,446	1,440
Premises and Equipment, Net	636	661
Cash Surrender Value of Life Insurance	4,203	4,137
Prepaid Expenses and Other Assets	768	230
Total Assets	$104,400	$99,896

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits	$61,929	$56,428
Advances from Federal Home Loan Bank	18,212	19,443
Advance Payments by Borrowers for Taxes and Insurance	1,649	1,309
Deferred Tax Liability	17	12
Accrued Expenses and Other Liabilities	719	764
Total Liabilities	82,526	77,956

Commitments and Contingencies (Note 7)

Stockholders' Equity:
Preferred Stock, $0.01 Par Value, 1,000,000 Shares Authorized, No Shares Issued	—	—
Common Stock, $0.01 Par Value, 9,000,000 Shares Authorized, 1,188,402 and 1,210,902 Shares Issued and Outstanding on September 30, 2021 and December 31, 2020, Respectively	12	12
Additional Paid-in Capital	10,495	10,765
Unallocated Common Stock Held by:
Employee Stock Ownership Plan (ESOP)	(1,018)	(1,052)
Retained Earnings	12,321	12,171
Accumulated Other Comprehensive Income	64	44
Total Stockholders' Equity	21,874	21,940
Total Liabilities and Stockholders' Equity	$104,400	$99,896

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (Unaudited)

(in thousands except for Earnings Per Share )

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest Income:
Loans Receivable	$670	$645	$2,055	$2,171
Investment Securities	12	14	41	61
Interest-Bearing Deposits in Banks	4	11	12	75
Total Interest Income	686	670	2,108	2,307
Interest Expense:
Deposits	183	240	576	793
Advances from Federal Home Loan Bank	106	142	330	459
Total Interest Expense	289	382	906	1,252
Net Interest Income	397	288	1,202	1,055

(Credit) Provision for Loan Losses	—	—	—	—
Net Interest Income After (Credit) Provision for Loan Losses	397	288	1,202	1,055

Non-Interest Income:
Service Charges and Other Income	23	20	74	53
Fees on Loans Sold	224	228	743	565
Income from Life Insurance	22	23	66	70
Total Non-Interest Income	269	271	883	688

Non-Interest Expenses:
Salaries and Employee Benefits	438	375	1,286	1,178
Occupancy Expense	52	56	152	158
FDIC Deposit Insurance Premium and Examination Fees	17	17	50	49
Data Processing	17	30	56	86
Accounting and Consulting	48	29	115	141
Insurance	23	21	65	61
Legal fees	11	24	40	56
Other	73	75	171	187
Total Non-Interest Expenses	679	627	1,935	1,916
Income (Loss) Before Income Tax Expense	(13)	(68)	150	(173)
Income Tax Expense (Benefit)	—	—	—	(62)
Net Income (Loss)	$(13)	$(68)	$150	$(111)

Earnings (Loss) Per Share: Basic	$(0.01)	$(0.06)	$0.14	$(0.08)

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income (Loss)	$(13)	$(68)	$150	$(111)
Other Comprehensive (Loss) Income:
Unrealized Gains on Investment Securities	(13)	8	25	85
Other Comprehensive Income Before Income Taxes	(13)	8	25	85
Income Tax Effect	3	(2)	(5)	(18)
Other Comprehensive Income, Net of Income Taxes	(10)	6	20	67
Comprehensive Income (Loss)	$(23)	$(62)	$170	$(44)

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (Unaudited)

(in thousands)

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income/(Loss)	Total
Balance, January 1, 2020	$14	$13,112	$(1,098)	$12,274	$(18)	$24,284
ESOP Shares Earned	—	—	35	—	—	35
Stock Shares Repurchased	(1)	(1,096)				(1,097)
Net Loss	—	—	—	(111)	—	(111)
Other Comprehensive Income	—	—	—	—	67	67
Balance, September 30, 2020	$13	$12,016	$(1,063)	$12,163	$49	$23,178

Balance, January 1, 2021	$12	$10,765	$(1,052)	$12,171	$44	$21,940
ESOP Shares Earned	—	10	34	—	—	44
Stock Shares Repurchased	—	(280)	—	—	—	(280)
Net Income	—	—	—	150	—	150
Other Comprehensive Income	—	—	—	—	20	20
Balance, September 30, 2021	$12	$10,495	$(1,018)	$12,321	$64	$21,874

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$150	$(111)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	—	—
Depreciation Expense	31	43
Amortization of FHLB Advance Prepayment Penalty	19	49
Net Amortization (Accretion) of Premium/Discount on Mortgage-Backed Securities	4	(6)
Stock Dividend on Federal Home Loan Bank Stock	(6)	(19)
Non-cash Compensation for ESOP	44	35
Net Decrease (Increase) in Loans Held-for-Sale	1,996	(944)
Changes in Assets and Liabilities:
Decrease (Increase) in Accrued Interest Receivable	15	(155)
(Increase) in CSV of Life Insurance	(66)	(70)
(Increase) in Prepaid Expenses and Other Assets	(538)	(132)
(Decrease) Increase in Accrued Expenses and Other Liabilities	(45)	1,045
Net Cash Provided by (Used in) Operating Activities	1,604	(265)

Cash Flows from Investing Activities:
Net (Increase) Decrease in Loans	(4,457)	10,152
Proceeds from Maturities of Interest-Bearing Deposits in Banks	10,736	6,482
Purchases of Interest-Bearing Deposits in Banks	(7,992)	(17,975)
Purchases of Investment Securities	(1,001)	(1,919)
Proceeds from Sales, Calls and Principal Repayments of Investment Securities	797	1,064
Purchases of Premises and Equipment	(6)	(13)
Net Cash (Used in) Investing Activities	(1,923)	(2,209)

Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits	5,501	(2,482)
Shares Repurchased	(280)	(1,097)
Advances from Federal Home Loan Bank	2,000	4,000
Payments on Advances from Federal Home Loan Bank	(3,250)	(3,864)
Net Increase (Decrease) in Advance Payments by Borrowers for Taxes and Insurance	340	(222)
Net Cash Provided by (Used in) Financing Activities	4,311	(3,665)
Net Increase (Decrease) in Cash and Cash Equivalents	3,992	(6,139)

Cash and Cash Equivalents at Beginning of Period	3,952	11,875
Cash and Cash Equivalents at End of Period	$7,944	$5,736

Supplemental Disclosures for Cash Flow Information:
Cash Paid (Received) for:
Interest	$903	$1,311
Income Taxes	$(23)	—

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain/Loss on Investment Securities	$25	$85

The accompanying notes are an integral part of these financial statements.

Eureka Homestead Bancorp, Inc.

Form 10-Q

EUREKA HOMESTEAD BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”). Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g., loans and held to maturity securities), including certain off-balance sheet financial instruments (e.g., commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The CECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the CECL. The ASU also amends the current available-for-sale security impairment model for debt securities whereby credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. For an emerging growth company, the amendments in this update, as amended through more recent related ASUs, are effective for fiscal years beginning after December 15, 2022, and interim periods within fiscal years beginning after December 15, 2023. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently planning for the implementation of this accounting standard. It is too early to assess the impact this ASU will have on the Company’s Consolidated Financial Statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021, issued an update ASU 2021-01. The ASUs provide optional guidance for a limited period of time to ease the potential burden in accounting for (or derecognizing the effects of) reference rate reform on financial reporting. Specifically, the amendments provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. These relate only to those contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASUs became effective March 12, 2020 and can be adopted anytime during the period of January 1, 2020 through December 31, 2022. The Company is currently evaluating the impact of this guidance. There are only two relationships that have LIBOR pricing with a maturity date beyond December 31, 2022. The loan documentation for the relationships contain language for an alternative pricing index when LIBOR is no longer available.

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

Earnings (loss) per common share were computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income (loss) available to common stockholders	$(13)	$(68)	$150	$(111)

Denominator:
Weighted average common shares outstanding	1,188	1,341	1,191	1,420
Less: Average unallocated ESOP shares	102	108	102	109
Weighted average shares	1,086	1,233	1,089	1,311

Basic earnings (loss) per common share	$(0.01)	$(0.06)	$0.14	$(0.08)

Note 4 – Investment Securities -

The amortized cost and fair values of investment securities available-for-sale were as follows:

		Gross	Gross
September 30, 2021:	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Mortgage-Backed Securities:
FHLMC	$3,326	$42	$—	$3,368
SBA 7a Pools	2,868	39	—	2,907
Total Investment Securities Available-for-Sale	$6,194	$81	$—	$6,275

		Gross	Gross
December 31, 2020:	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Mortgage-Backed Securities:
FHLMC	$2,811	$63	$—	$2,874
SBA 7a Pools	3,183	—	(7)	3,176
Total Investment Securities Available-for-Sale	$5,994	$63	$(7)	$6,050

All investment securities held on September 30, 2021 and December 31, 2020, were government-sponsored mortgage-backed or SBA pool securities.

The amortized cost and fair values of the investment securities available-for-sale at September 30, 2021, by contractual maturity, are shown below. For mortgage-backed securities and SBA 7a pools, expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
September 30, 2021	Amortized	Fair
(in thousands)	Cost	Value
Amounts Maturing:
After One Year through Five Years	$—	$—
After Five Years through Ten Years	2,898	2,918
After Ten Years	3,296	3,357
	$6,194	$6,275

No investment securities were pledged to secure advances from the FHLB at September 30, 2021 and December 31, 2020.

There were no sales or calls of available-for-sale investment securities for the three and nine months ended September 30, 2021 and the year ended December 31, 2020.

Gross unrealized losses in investment securities at September 30, 2021 and December 31, 2020, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more, are as follows:

September 30, 2021
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

Management evaluates securities for other-than temporary impairment on a periodic and regular basis, as well as when economic or market concerns warrant such evaluation. No declines at September 30, 2021 and December 31, 2020, were deemed to be other-than-temporary.

In analyzing an issuer’s financial condition, management considers whether the federal government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial statements.

Note 5 – Loans Receivable and the Allowance for Loan Losses -

Loans receivable at September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30,	December 31,
(in thousands)	2021	2020
Mortgage Loans
1-4 Family	$66,312	$64,792
Multifamily	2,800	2,877
Construction and Land	3,101	1,356
Commercial Real Estate	1,492	364
Consumer Loans	199	214
	73,904	69,603
Plus (Less):
Unamortized Loan Fees/Costs	1,303	1,139
Allowance for Loan Losses	(858)	(850)
Net Loans Receivable	$74,349	$69,892

The performing mortgage loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at September 30, 2021 and December 31, 2020.

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

The following tables set forth, as of September 30, 2021 and December 31, 2020, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Loan Losses and Recorded Investment in Loans Receivable
September 30, 2021 (in thousands)

			Mortgage-	Mortgage-
	Mortgage-	Mortgage-	Construction	Commercial
	1-4 Family	Multifamily	and Land	Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$818	$22	$6	$4	$—	$850
Charge-Offs	—	—	—	—	—	—
Recoveries	8	—	—	—	—	8
Provision (Credit)	(53)	(1)	36	18	—	—
Ending Balance	$773	$21	$42	$22	$—	$858

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$773	$21	$42	$22	$—	$858

Loans Receivable:
Ending Balance	$66,312	$2,800	$3,101	$1,492	$199	$73,904

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$66,312	$2,800	$3,101	$1,492	$199	$73,904

The allowance for loan losses for Mortgage 1-4 Family Loans of $773,000 includes an unallocated portion of $497,000 as of September 30, 2021.

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

Credit Quality Indicators - Credit Risk Profile Based on Loan Grades at September 30, 2021 (in thousands)

			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
Mortgage Loans:
1 to 4 Family	$65,855	$—	$457	$—	$—	$66,312
Multifamily	2,800	—	—	—	—	2,800
Construction and Land	3,101	—	—	—	—	3,101
Commercial Real Estate	1,492	—	—	—	—	1,492
Non-Mortgage Loans:
Consumer	199	—	—	—	—	199
Total	$73,447	$—	$457	$—	$—	$73,904

Credit Quality Indicators - Credit Risk Profile Based on Loan Grades at December 31, 2020 (in thousands)

			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
Mortgage Loans:
1 to 4 Family	$64,148	$30	$55	$559	$—	$64,792
Multifamily	2,877	—	—	—	—	2,877
Construction and Land	1,356	—	—	—	—	1,356
Commercial Real Estate	364	—	—	—	—	364
Non-Mortgage Loans:
Consumer	214	—	—	—	—	214
Total	$68,959	$30	$55	$559	$—	$69,603

At September 30, 2021 and December 31, 2020, loan balances outstanding on non-accrual status amounted to $0 and $0, respectively. The Company considers loans more than 90 days past due and on nonaccrual as nonperforming loans.

At September 30, 2021 and December 31, 2020, the credit quality indicators (performing and nonperforming loans), disaggregated by class of loan, are as follows:

Credit Quality Indicators - Credit Risk Profile Based on Payment Activity at September 30, 2021 (in thousands)

		Non-
	Performing	Performing	Total
Mortgage Loans:
1 to 4 Family	$66,312	$—	$66,312
Multifamily	2,800	—	2,800
Construction and Land	3,101	—	3,101
Commercial Real Estate	1,492	—	1,492
Non-Mortgage Loans:
Consumer	199	—	199
Total	$73,904	$—	$73,904

Credit Quality Indicators - Credit Risk Profile Based on Payment Activity at December 31, 2020 (in thousands)

		Non-
	Performing	Performing	Total
Mortgage Loans:
1 to 4 Family	$64,792	$—	$64,792
Multifamily	2,877	—	2,877
Construction and Land	1,356	—	1,356
Commercial Real Estate	364	—	364
Non-Mortgage Loans:
Consumer	214	—	214
Total	$69,603	$—	$69,603

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of September 30, 2021 and December 31, 2020. There were no loans over 90 days past due and still accruing as of September 30, 2021 and December 31, 2020.

Aged Analysis of Past Due Loans Receivable at September 30, 2021 (in thousands)

	30-59	60-89	90 Days or			Total
	Days	Days	Greater	Total		Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Mortgage Loans:
1 to 4 Family	$—	$—	$—	$—	$66,312	$66,312
Multifamily	—	—	—	—	2,800	2,800
Construction and Land	—	—	—	—	3,101	3,101
Commercial Real Estate	—	—	—	—	1,492	1,492
Non-Mortgage Loans:
Consumer	—	—	—	—	199	199
Total	$—	$—	$—	$—	$73,904	$73,904

Aged Analysis of Past Due Loans Receivable at December 31, 2020 (in thousands)

	30-59	60-89	90 Days or			Total
	Days	Days	Greater	Total		Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Mortgage Loans:
1 to 4 Family	$—	$—	$—	$—	$64,792	$64,792
Multifamily	—	—	—	—	2,877	2,877
Construction and Land	—	—	—	—	1,356	1,356
Commercial Real Estate	—	—	—	—	364	364
Non-Mortgage Loans:
Consumer	—	—	—	—	214	214
Total	$—	$—	$—	$—	$69,603	$69,603

The following is a summary of information pertaining to impaired loans as of September 30, 2021 and December 31, 2020.

Impaired Loans

September 30, 2021

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

The Company had no troubled debt restructurings as of September 30, 2021 and December 31, 2020 or any that defaulted subsequent to the restructuring through the date the financial statements were issued.

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

As of September 30, 2021, all of the modified loans have resumed normal monthly payments (49), been paid off (23) or paid the entire deferred amounts (1). The Company has received no requests for additional deferrals.

On August 29, 2021, Hurricane Ida made landfall in southeast Louisiana between New Orleans and Baton Rouge. The Company did not sustain any significant damage to its locations, and our employees had no significant issues. Banking locations in the impacted markets closed as necessary prior to the hurricane's landfall and in our immediate market area in and around Metairie, Eureka Homestead and many banks, temporarily closed these office locations.

We immediately staffed our disaster recovery location in Baton Rouge for five days after the hurricane made landfall and re-opened our main office in Metairie and our loan production office in New Orleans after five days. We continue to assess the impact from the hurricane on our customers and, based on recent reports, we believe that one borrower sustained damage to the collateral securing a loan with a balance of $403,000. We granted the borrower a three-month deferral in September 2021. The collateral is adequately insured and to our knowledge, the borrower is making necessary repairs to the property.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital, tier 1 capital, and common equity tier 1 capital to risk-weighted assets (as defined in the regulations), and leverage capital, which is tier 1 capital to adjusted average total assets (as defined). Management believes, as of September 30, 2021 and December 31, 2020, that the Bank meets all the capital adequacy requirements to which it is subject.

As of September 30, 2021 and December 31, 2020, the most recent notifications from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and leveraged capital ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank’s category. The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
September 30, 2021:	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$20,029	39.93%	$4,013	8.00%	$5,016	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$19,400	38.68%	$3,010	6.00%	$4,013	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$19,400	38.68%	$2,257	4.50%	$3,260	6.50%
Tier 1 Leverage Capital
(to Adjusted Total Assets)	$19,400	18.36%	$4,226	4.00%	$5,282	5.00%

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2020:	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$19,658	43.41%	$3,623	8.00%	$4,529	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$19,089	42.15%	$2,717	6.00%	$3,623	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$19,089	42.15%	$2,038	4.50%	$2,944	6.50%
Tier 1 Leverage Capital
(to Adjusted Total Assets)	$19,089	18.94%	$4,030	4.00%	$5,038	5.00%

A reconciliation of the Bank’s capital determined under GAAP to Total Capital, Tier 1 Capital, Common Equity Tier 1 Capital and Tier 1 Leverage Capital for September 30, 2021 and December 31, 2020, is as follows:

	September 30,	December 31,
(in thousands)	2021	2020
Total Equity (Bank Only)	$19,464	$19,133
Unrealized (Gains) Losses on Securities
Available-for-Sale, Net	(64)	(44)

Tangible, Tier 1 Capital and Common Equity Tier 1	19,400	19,089
Allowance for Loan Losses Included in Capital	629	569
Total Capital	$20,029	$19,658

The specific reserves included in the Allowance for Loan Losses were not significant as of September 30, 2021 and December 31, 2020.

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

At September 30, 2021 and December 31, 2020, the Company had $5,860,000 and $1,983,000 of outstanding commitments to originate loans, respectively, all of which represents the balance of remaining funds to be disbursed on construction loans in process. In recent years we have sold loans on an industry-standard, servicing-released basis. At September 30, 2021, there were mortgage loans sold to investors with limited recourse for certain periods after the date of sale totaling $12.1 million at the sale date. Recourse would apply if the borrower(s) default on any payment within the first four months of the mortgage loan and it remains in default for a period of 90 days, or if the mortgage loan prepays in full within 180 days of the sale date. Should an early payment default occur, Eureka Homestead shall, at its sole discretion, repurchase such mortgage loan from the purchaser at its current amortized balance plus the service release premium received or indemnify the purchaser by paying the service release premium received plus $5,000. Should a mortgage loan prepay in full within 180 days of the sale date, Eureka

Homestead shall refund to the purchaser the servicing release premium paid. There have been mortgage loans sold that had an early payment default or that prepaid in full during the recourse period.

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

The following tables present the balances of assets measured on a recurring basis as of September 30, 2021 and December 31, 2020. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
September 30, 2021:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage-Backed Securities
FHLMC	$3,368	$—	$3,368	$—
SBA 7a Pools	2,907	—	2,907	—
Total Investment Securities	$6,275	$—	$6,275	$—

	Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
December 31, 2020:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage-Backed Securities
FHLMC	$2,874	$—	$2,874	$—
SBA 7a Pools	3,176	—	3,176	—
Total Investment Securities	$6,050	$—	$6,050	$—

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

The fair value of the impaired loans is measured at the fair value of the collateral for collateral-dependent loans. Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens. Repossessed assets are initially recorded at fair value less estimated costs to sell. The fair value of repossessed assets is based on property appraisals and an analysis of similar properties available. As such, the Company records repossessed assets as Level 2. The Company had no impaired loans or repossessed assets at September 30, 2021 or December 31, 2020.

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

The estimated fair values of the Company’s financial instruments are as follows as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and Cash Equivalents	$7,944	$7,944	$3,952	$3,952
Interest-Bearing Deposits in Banks	6,744	6,744	9,488	9,488
Investment Securities	6,275	6,275	6,050	6,050
Loans - Net	74,349	76,707	69,892	71,829
Loans Held-for-Sale	1,614	1,614	3,610	3,610
Accrued Interest Receivable	421	421	436	436
FHLB Stock	1,446	1,446	1,440	1,440
Cash Surrender Value of Life Insurance	4,203	4,203	4,137	4,137
Financial Liabilities:
Deposits	61,929	62,407	56,428	57,931
Advances from FHLB	18,212	18,862	19,443	20,469
Accrued Interest Payable	69	69	69	69

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

Compensation expense related to the ESOP for the three and nine month periods ended September 30, 2021 was approximately $15,000 and $46,000, respectively.

The stock price when issued was $10 per share.  The fair value of the 102,000 unallocated shares was $1.3 million based on the average price of our common stock for the quarter ended September 30, 2021, of $13.26 per share.

Note 11 - Subsequent Events -

Management has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at September 30, 2021 and results of operations for the three and nine months ended September 30, 2021 and 2020 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

COVID-19 Impacts

The effects of the COVID-19 pandemic and the governmental and societal response to the virus have negatively impacted overall economic conditions.

The Federal and state governments have worked to contain the spread of COVID-19. The result of these containment strategies has had an enormous impact on the economy and has had a negative impact on some borrowers’ ability to make timely loan payments. In recent months, a number of restrictive government initiatives designed to combat the effects of the COVID-19 pandemic have been eased on a national level and in Louisiana, as well as the rollout of three COVID-19 vaccines, allowing businesses to reopen at varying capacity levels, which has bolstered commercial activity and employment to some degree. However, another resurgence in infections and reimplementation of new and/or additional restrictions at the national and local level to combat the COVID-19 pandemic may present additional negative impacts to the economy and our customers. The duration and severity of the COVID-19 pandemic remain impossible to predict. The Federal Reserve Board and other various regulatory agencies have issued joint guidance to financial institutions to work with borrowers affected by the coronavirus. The Company instituted a loan deferment program whereby short-term deferrals of payments were allowed. Deferred payments are due at the time the loan is paid off. As of September 30, 2021 all of the loans modified by us have resumed normal monthly payments. We did not report these loans as delinquent and continued to recognize interest income during the deferral period. No increase in the allowance for loan losses was deemed necessary on these loans. These loans will continue to be monitored to determine collectability and accrual and delinquency status will be updated as deemed appropriate.

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

Hurricane Ida Impacts

On August 29, 2021, Hurricane Ida made landfall in southeast Louisiana between New Orleans and Baton Rouge. The Company did not sustain any significant damage to its locations, and our employees had no significant issues. Banking locations in the impacted markets closed as necessary prior to the hurricane's landfall and in our immediate market area in and around Metairie, Eureka Homestead and many banks, temporarily closed these office locations We immediately staffed our disaster recovery location in Baton Rouge for five days after the hurricane made landfall and re-opened our main office in Metairie and our loan production office in New Orleans after five days. We continue to assess the impact from the hurricane on our customers, as the Federal regulators have encouraged banks to consider working with borrowers who have been affected by the event.

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

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Total Assets. Total assets increased $4.5 million, or 4.5%, to $104.4 million at September 30, 2021 from $99.9 million at December 31, 2020. The increase was due to increases in cash and cash equivalents of $4.0 million, in net loans of $4.5 million, in investment securities available-for-sale of $225,000 and in prepaid expenses and other assets of $538,000, offset in part by decreases of $2.7 million in interest-bearing deposits in banks and $2.0 million in loans held-for-sale.

Net Loans. Net loans increased $4.5 million, or 6.4%, to $74.3 million at September 30, 2021 from $69.9 million at December 31, 2020. One- to four-family residential real estate loans increased $1.5 million, or 2.3%, to $66.3 million at September 30, 2021 from $64.8 million at December 31, 2020, multifamily loans decreased $77,000, or 2.7%, to $2.8 million at September 30, 2021 from $2.9 million at December 31, 2020, construction and land loans increased $1.7 million, or 128.7% to $3.1 million at September 30, 2021 from $1.4 million at December 31, 2020, commercial real estate loans increased $1.1 million, or 309.9%, to $1.5 million at September 30, 2021 from $364,000 at December 31, 2020 and consumer loans decreased $15,000, or 7.0%, to $199,000 at September 30, 2021 from $214,000 at December 31, 2020.

The increase in net loans was due primarily to increases in commercial real estate loan participations loans with another local bank and in one- to four-family residential real estate loans, principally in non-conforming and construction loans earning higher interest rates than similar conforming loans, which are generally sold. The decreases in multifamily and consumer loans were due to normal repayments.

Cash and Cash Equivalents. Cash and cash equivalents increased $4.0 million, or 101.0%, to $7.9 million at September 30, 2021 from $4.0 million at December 31, 2020.

Interest-Bearing Deposits in Banks. Interest-bearing deposits in banks decreased $2.7 million, or 28.9%, to $6.7 million at September 30, 2021 from $9.5 million at December 31, 2020.

The net of these two balance sheet line items was an increase of $1.2 million principally due to the increase in deposits not yet deployed to make loans.

Securities Available-for-Sale. Investment securities available-for-sale, consisting of government-sponsored mortgage-backed securities and SBA 7a pools backed by equipment and mortgage loans, increased $225,000, or 3.7%, to $6.3 million at September 30, 2021 from $6.1 million at December 31, 2020 as a result of the purchase of $1 million of securities, offset in part by normal repayments.

Bank-Owned Life Insurance. At September 30, 2021, our investment in bank-owned life insurance was $4.2 million, an increase of $66,000, or 1.6%, from $4.1 million at December 31, 2020. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased $538,000, or 233.9%, to $768,000 at September 30, 2021 from $230,000 at December 31, 2020. The increase resulted principally from $548,000 of funds sent to a loan closing attorney for a loan that ultimately did not close and an increase of $29,000 of prepaid expenses. The loan funds were returned to the Company in October. The increases were offset in part by decreases of $16,000 in mortgage banking income accruals and $23,000 in prepaid income taxes resulting from the receipt of amounts due from the carryback of tax net operating losses.

Deposits. Deposits increased $5.5 million, or 9.7%, to $61.9 million at September 30, 2021 from $56.4 million at December 31, 2020, principally due to increases of $4.2 million in certificates of deposit, or 8.0%, to $57.8 million at September 30, 2021 from $53.6 million at December 31, 2020 and $1.2 million in savings accounts, or 43.5% to $4.1 million at September 30, 2021 from $2.9 million at December 31, 2020. The increase in certificates of deposit resulted primarily from an increase in certificates of deposit derived from an online service of $3.5 million and from brokers of $1.9 million, offset in part by decreases of $454,000 of local retail certificates of deposit and $684,000 of certificates of deposit from municipalities. Depending on market conditions, at times we have utilized non-retail funding sources to fund our loan origination and growth and to replace Federal Home Loan Bank advances, as well as in order to get longer-term funding not always available in the local market in to help reduce interest rate risk.

Borrowings. Borrowings, consisting entirely of Federal Home Loan Bank (FHLB) advances, decreased $1.2 million, or 6.3% to $18.2 million at September 30, 2021 from $19.4 million at December 31, 2020 due to maturities and normal repayments.

Total Equity. Total equity decreased $66,000, or 0.3%, to $21.9 million at September 30, 2021 from $21.9 million at December 31, 2020. The decrease resulted primarily from the repurchase of $280,000 of shares of common stock, offset in part by the net income of $150,000 during the nine months ended September 30, 2021, the allocation of ESOP shares of $44,000 and an increase in accumulated other comprehensive income of $20,000.

Comparison of Operating Results for the Three Months Ended September 30, 2021 and 2020

General. We had a net loss of $13,000 for the three months ended September 30, 2021, compared to a net loss of $68,000 for the three months ended September 30, 2020, a decrease of $55,000. The decrease in net loss resulted from an increase in net interest income of $109,000, offset, in part, by a decrease in noninterest income of $2,000 and an increase in noninterest expense of $52,000.

Interest Income. Interest income increased $16,000, or 2.4%, to $686,000 for the three months ended September 30, 2021 from $670,000 for the three months ended September 30, 2020. This increase was attributable to an increase in interest on loans receivable of $25,000, or 3.9%, offset, in part, by decreases in interest on investment securities of $2,000, or 14.3%, and interest on other interest-earning assets of $7,000, or 63.6%. The average balance of loans increased $6.4 million, or 9.1%, to $77.0 million for the three months ended September 30, 2021 from $70.5 million for the three months ended September 30, 2020, and the average yield on loans decreased 18 basis points to 3.48% for the three months ended September 30, 2021 from 3.66% for the three months ended September 30, 2020. The average balance of investment securities increased $975,000, or 21.7%, to $5.5 million for the three months ended September 30, 2021 from $4.5 million for the three months ended September 30, 2020, while the average yield on investment securities decreased 37 basis points to 0.88% for the three months ended September 30, 2021 from 1.25% for the three months ended September 30, 2020. The average balance of other interest-earning assets decreased $7.1 million, or 34.1%, to $13.7 million for the three months ended September 30, 2021 from $20.8 million for the three months ended September 30, 2020, and the average yield on other interest-earning assets decreased 9 basis points to 0.12% for the three months ended September 30, 2021 from 0.21% for the three months ended September 30, 2020.

Interest Expense. Total interest expense decreased $93,000, or 24.3%, to $289,000 for the three months ended September 30, 2021 from $382,000 for the three months ended September 30, 2020. The decrease was due to decreases of $57,000, or 23.8%, in interest expense on deposits and $36,000, or 25.4%, in interest expense on advances from the FHLB. The average balance of interest-bearing deposits increased $7.1 million, or 12.8%, to $62.9 million for the three months ended September 30, 2021 from $55.7 million for the three months ended September 30, 2020, and the average cost of interest-bearing deposits in banks decreased 56 basis points to 1.16% for the three months ended September 30, 2021 from 1.72% for the three months ended September 30, 2020, resulting from lower market interest rates period to period. The average balance of FHLB advances decreased $3.5 million, or 15.7%, to $18.7 million for the three months ended September 30, 2021 from $22.2 million for the three months ended September 30, 2020. The average cost of these advances decreased 30 basis points to 2.26% for the three months ended September 30, 2021 from 2.56% for the three months ended September 30, 2020.

Net Interest Income. Net interest income increased $109,000, or 37.8%, to $397,000 for the three months ended September 30, 2021 from $288,000 for the three months ended September 30, 2020. Average net interest-earning assets decreased $3.3 million period to period. This decrease was due primarily to a decrease in the average balance of other interest-earning assets, offset, in part, by increases in loans receivable and investment securities. Our interest rate spread increased 59 basis points to 1.43% for the three months ended September 30, 2021 from 0.84% for the three months ended September 30, 2020, and our net interest margin increased 45 basis points to 1.65% for the three months ended September 30, 2021 from 1.20% for the three months ended September 30, 2020. The increases in interest rate spread and interest rate margin were primarily the result of interest rates on average interest-bearing liabilities dropping more than interest rates on interest-earning assets during the three months ended September 30, 2021 versus the three months ended September 30, 2020.

Provision for Loan Losses. There were no provisions for loan losses for the three months ended September 30, 2021 or for the three months ended September 30, 2020. The allowance for loan losses was $858,000, or 1.16% of total loans, at September 30, 2021, compared to $850,000, or 1.22% of total loans, at December 31, 2020, and $850,000, or 1.24%, of total loans, at September 30, 2020. Classified (substandard, doubtful and loss) loans decreased to $0 at September 30, 2021 from $559,000 at December 31, 2020 and $562,000 at September 30, 2020. There were no non-performing loans at September 30, 2021, December 31, 2020 or September 30, 2020. There were no charge-offs or recoveries for the three months ended September 30, 2021 or for the three months ended September 30, 2020.

Noninterest Income. Noninterest income decreased $2,000, or 0.7%, to $269,000 for the three months ended September 30, 2021 from $271,000 for the three months ended September 30, 2020. The decrease was principally due to decreases of $4,000, or 1.8%, in fees on loans sold and $1,000, or 4.36%, in income from life insurance. The decrease was offset, in part, by an increase of $3,000, or 15.0%, in service charges and other income.

Noninterest Expense. Noninterest expense increased $52,000, or 8.3%, to $679,000 for the three months ended September 30, 2021 from $627,000 for the three months ended September 30, 2020. The increase was primarily due to an increase of $63,000, or 16.8%, in salaries and employee benefits, resulting primarily from an increase in commissions and related expenses on higher loan volume period to period, as well as increases of $19,000, or 65.5%, in accounting and consulting expense and $2,000, or 9.5%, in insurance expense. The increases were offset, in part, by decreases of $4,000, or 7.1%, in occupancy expense, $13,000, or 43.3%, in data processing expense, $13,000, or 54.2%, in legal expense and $2,000, or 2.7%, in other expenses.

In future periods, if we make grants of awards under our equity incentive plan which was approved by our stockholders, we would expect our noninterest expense to increase due to increased compensation expenses.

Income Tax Expense. There was no income tax expense for the three months ended September 30, 2021 or for the three months ended September 30, 2020, principally due to net operating loss tax carryforwards from prior years. The effective tax rate was 0.00% for the three months ended September 30, 2021 and 0.00% for the same quarter in 2020.

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

Comparison of Operating Results for the Nine Months Ended September 30, 2021 and 2020

General. We had net income of $150,000 for the nine months ended September 30, 2021, compared to a net loss of $111,000 for the nine months ended September 30, 2020, an increase of $261,000. The increase in net income resulted from an increase in net interest income of $147,000 and an increase in noninterest income of $195,000, offset, in part, by an increase in noninterest expense of $19,000 and a decrease in the income tax benefit of $62,000.

Interest Income. Interest income decreased $199,000, or 8.6%, to $2.1 million for the nine months ended September 30, 2021 from $2.3 million for the nine months ended September 30, 2020. This decrease was attributable to decreases in interest on loans receivable of $116,000, or 5.3%, interest on investment securities of $20,000, or 32.8%, and interest on other interest-earning assets of $63,000, or 84.0%. The average balance of loans increased $3.1 million, or 4.3%, to $77.0 million for the nine months ended September 30, 2021 from $73.9 million for the nine months ended September 30, 2020, and the average yield on loans decreased 36 basis points to 3.56% for the nine months ended September 30, 2021 from 3.92% for the nine months ended September 30, 2020. The average balance of investment securities increased $791,000, or 16.3%, to $5.7 million for the nine months ended September 30, 2021 from $4.9 million for the nine months ended September 30, 2020, while the average yield on investment securities decreased 70 basis points to 0.97% for the nine months ended September 30, 2021 from 1.67% for the nine months ended September 30, 2020. The average balance of other interest-earning assets decreased $5.3 million, or 28.3%, to $13.5 million for the nine months ended September 30, 2021 from $18.8 million for the nine months ended September 30, 2020, and the average yield on other interest-earning assets decreased 41 basis points to 0.12% for the nine months ended September 30, 2021 from 0.53% for the nine months ended September 30, 2020.

Interest Expense. Total interest expense decreased $346,000, or 27.6%, to $906,000 for the nine months ended September 30, 2021 from $1.3 million for the nine months ended September 30, 2020. The decrease was due to decreases of $217,000, or 27.4%, in interest expense on deposits and $129,000, or 28.1%, in interest expense on advances from the FHLB. The average balance of interest-bearing deposits increased $4.5 million, or 7.9%, to $60.8 million for the nine months ended September 30, 2021 from $56.3 million for the nine months ended September 30, 2020, and the average cost of interest-bearing deposits in banks decreased 62 basis points to 1.26% for the nine months ended September 30, 2021 from 1.88% for the nine months ended September 30, 2020, resulting from lower market interest rates period to period. The average balance of FHLB advances decreased $3.7 million, or 16.2%, to $19.2 million for the nine months ended September 30, 2021 from $23.0 million for the nine months ended September 30, 2020. The average cost of these advances decreased 37 basis points to 2.29% for the nine months ended September 30, 2021 from 2.66% for the nine months ended September 30, 2020.

Net Interest Income. Net interest income increased $147,000, or 13.9%, to $1.2 million for the nine months ended September 30, 2021 from $1.1 million for the nine months ended September 30, 2020. Average net interest-earning assets decreased $2.1 million period to period. This decrease was due primarily to a decrease in the average balance of other interest-earning assets, offset in part by increases in loans receivable and investment securities. Our interest rate spread increased 36 basis points to 1.41% for the nine months ended September 30, 2021 from 1.05% for the nine months ended September 30, 2020, and our net interest margin increased 23 basis points to 1.67% for the nine months ended September 30, 2021 from 1.44% for the nine months ended September 30, 2020. The increases in interest rate spread and interest rate margin were primarily the result of interest rates on average interest-bearing liabilities dropping more than interest rates on interest-earning assets during the nine months ended September 30, 2021 versus the nine months ended September 30, 2020.

Provision for Loan Losses. There was no provision for loan losses for the nine months ended September 30, 2021 or for the nine months ended September 30, 2020. The allowance for loan losses was $858,000, or 1.16% of total loans, at September 30, 2021, compared to $850,000, or 1.22% of total loans, at December 31, 2020, and $850,000, or 1.24%, of total loans, at September 30, 2020. Classified (substandard, doubtful and loss) loans decreased to $0 at September 30, 2021 from $559,000 at December 31, 2020 and $562,000 at September 30, 2020. There were no non-performing loans at September 30, 2021, December 31, 2020 or September 30, 2020. There were net recoveries of $8,000 for the nine months ended September 30, 2021. There were no charge-offs or recoveries for the nine months ended September 30, 2020.

Noninterest Income. Noninterest income increased $195,000, or 28.3%, to $883,000 for the nine months ended September 30, 2021 from $688,000 for the nine months ended September 30, 2020. The increase was due to increases of $21,000, or 39.6%, in service charges and other income and $178,000, or 31.5% in fees on loans sold. The increase was offset, in part, by a decrease of $4,000, or 5.7% in income from life insurance.

Noninterest Expense. Noninterest expense increased $19,000, or 1.0%, to $1.93 million for the nine months ended September 30, 2021 from $1.92 million for the nine months ended September 30, 2020. This increase was primarily due to increases of $108,000, or 9.2%, in salaries and employee benefits, resulting primarily from an increase in commissions and related expenses on higher loan volume period to period, in insurance expense $4,000, or 6.6%, and in FDIC deposit insurance premiums and OCC assessments of $1,000, or 2.0%. These increases were offset, in part, by decreases in occupancy expense of $6,000, or 3.8%, in data processing expense $30,000, or 34.9%, in accounting and consulting expense of $26,000, or 18.4%, in legal expense of $16,000, or 28.6%, and in other expenses of $6,000, or 8.6%.

In future periods, if we make grants of awards under our equity incentive plan which was approved by our stockholders, we would expect our noninterest expense to increase due to increased compensation expenses.

Income Tax Expense. There was no income tax expense for the nine months ended September 30, 2021, principally due to net operating loss tax carryforwards from prior years. There was an income tax benefit of $62,000 for the nine months ended September 30, 2020 resulting from the recordation of expected refunds from the carryback of tax net operating losses as now allowed by the CARES Act. The effective tax rate was 0.00% for the nine months ended September 30, 2021 compared to (35.8%) for the same period in 2020.

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

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from the sale of loans. We also have the ability to borrow from the FHLB. At September 30, 2021, we had $18.2 million outstanding in advances from the FHLB, and had the capacity to borrow approximately an additional $19.2 million from the FHLB and an additional $6.6 million on a line of credit with First National Bankers’ Bank, Baton Rouge, Louisiana at this date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $1.6 million and ($265,000) for the nine months ended September 30, 2021 and 2020, respectively. Net cash (used in) investing activities, which consists primarily of net change in loans receivable, net change in interest-bearing deposits in banks and net change in investment securities, was ($1.9 million) and ($2.2 million) for the nine months ended September 30, 2021 and 2020, respectively. Net cash provided by (used in) financing activities, consisting primarily of activity in deposit accounts, advances from Federal Home Loan Bank, advance payments by borrowers for taxes and insurance, and repurchases of common stock, was $4.3 million and ($3.7 million) for the nine months ended September 30, 2021 and 2020, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2021, the Bank exceeded all regulatory capital requirements with a Tier 1 leverage capital level of $19.4 million, or 18.36% of adjusted average total assets, which is above the well-capitalized required level of $5.3 million, or 5.0%; and total risk-based capital of $20.0 million, or 39.93% of risk-weighted assets, which is above the well-capitalized required level of $5.0 million, or 10.0%; and common equity Tier 1 capital of $19.4 million or, 38.68% of risk weighted assets, which is above the well-capitalized required level of $3.3 million, or 6.5% of risk weighted assets. Accordingly, Eureka Homestead was categorized as well capitalized at September 30, 2021. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements. At September 30, 2021 and December 31, 2020, we had $5.9 million and $2.0 million of outstanding commitments to originate loans, respectively, all of which represents the balance of remaining funds to be disbursed on construction loans in process. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2021 totaled $17.0 million at September 30, 2021. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. In recent years we have sold loans on an industry-standard, servicing-released basis. At September 30, 2021, there were mortgage loans sold to investors with limited recourse for certain periods after the date of sale totaling $12.1 million at the sale date. Recourse would apply if the borrower(s) default on any payment within the first four months of the mortgage loan and it remains in default for a period of 90 days, or if the mortgage loan prepays in full within 180 days of the sale date. Should an early payment default occur, Eureka Homestead shall, at its sole discretion, repurchase such mortgage loan from the purchaser at its current amortized balance plus the service release premium received or indemnify the purchaser by paying the service release premium received plus $5,000. Should a mortgage loan prepay in full within 180 days of the sale date, Eureka Homestead shall refund to the purchaser the servicing release premium paid. There have been no mortgage loans sold that had an early payment default or that prepaid in full during the recourse period

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	There were no sales of unregistered securities during the period covered by this Report.
(b)	Not applicable.
(c)	The Company has previously announced a stock repurchase plan. There were no repurchases made during the quarter ended September 30, 2021.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average Price	as Part of Publicly	Yet be Purchased
	Shares	Paid Per	Announced Plans	Under the Plan or
Period	Purchased	Share	or Programs	Programs (1)
July 1 through July 31, 2021	—	$—	—	63,818
August 1 through August 31, 2021	—	$—	—	63,818
September 1 through September 30, 2021	—	$—	—	63,818

Total	—	$—	—	63,818
(1)	On August 31, 2020, the Board of Directors of the Company authorized a stock repurchase program under which it may repurchase up to 71,483 shares, or 5.0%, of the Company’s then-outstanding common stock. On September 16, 2020, the Board of Directors of the Company authorized the repurchase of an additional 108,655 shares or 8.0%, of the Company’s then-outstanding common stock. On December 4, 2020, the Board of Directors authorized the repurchase of an additional 129,390 shares or 10%, of the Company’s then-outstanding common stock. These repurchase programs will continue until they are completed or terminated by the Company’s Board of Directors.
Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

4	Form of Common Stock Certificate (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Inline XBRL Cover Page Interactive Data File

(1)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-230193), filed on March 11, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUREKA HOMESTEAD BANCORP, INC.

Date: November 15, 2021	/s/ Alan T. Heintzen

Alan T. Heintzen
Chief Executive Officer

Date: November 15, 2021	/s/ Cecil A. Haskins, Jr.

Cecil A. Haskins, Jr.
President and Chief Financial Officer