Form 10-K
period 2021-12-31
Eureka Homestead Bancorp, Inc.
filed 2022-03-23
CIK 1769725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2021 ($13.33), was approximately $15.1 million.

As of March 23, 2022, there were 1,136,627 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Proxy Statement for 2022 Annual Meeting of Stockholders (Part III).

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations under the economic conditions in our market area;
●	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);
●	economic and/or policy changes related to the COVID-19 pandemic;
●	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;
●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;
●	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;
●	competition among depository and other financial institutions;
●	our success in increasing our one- to four-family residential real estate lending;
●	our ability to attract and maintain deposits and to grow our core deposits, and our success in introducing new financial products;

●	our ability to maintain our asset quality even as we continue to grow our loan portfolios;
●	our reliance in part on funding sources, including out-of-market jumbo deposits and borrowings, other than core deposits to support our operations;
●	changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;
●	fluctuations in the demand for loans;
●	changes in consumer spending, borrowing and savings habits;
●	declines in the yield on our assets resulting from the current low interest rate environment;
●	risks related to a high concentration of loans secured by real estate located in our market area;
●	the results of examinations by our regulators, including the possibility that our regulators may, among other things, have judgments different than management’s, and we may determine to increase our allowance or write down assets as a result of these regulatory examinations; change our regulatory capital position; limit our ability to borrow funds or maintain or increase deposits; or prohibit us from paying dividends; any of which could adversely affect our dividends and earnings;
●	changes in the level of government support of housing finance;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;
●	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;
●	loan delinquencies and changes in the underlying cash flows of our borrowers;
●	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;
●	the failure or security breaches of computer systems on which we depend;
●	the ability of key third-party service providers to perform their obligations to us;
●	changes in the financial condition or future prospects of issuers of securities that we own; and

●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this annual report.

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

Our business consists primarily of taking deposits and securing borrowings and investing those funds, together with funds generated from operations, in one- to four-family residential real estate loans, including non-owner-occupied properties, construction loans for owner-occupied, one- to four-family residential real estate and home equity loans. To a lesser extent, we also originate multifamily, commercial real estate and consumer loans. At December 31, 2021, $70.9 million, or 94.0% of our total loan portfolio, was comprised of one- to four-family residential real estate loans, $8.5 million of which were non-owner-occupied loans, $4.6 million of which were construction loans and $410,000 of which were home equity loans.

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

We offer a variety of deposit accounts, including savings accounts (passbook and money market) and certificates of deposit. We utilize advances from the Federal Home Loan Bank of Dallas (“FHLB”) for funding and asset/liability management purposes. At December 31, 2021, we had $18.2 million in advances outstanding with the FHLB.

We do not offer checking accounts which may impact our ability to attract and grow core deposits. We have always been dependent, in part, on retail certificates of deposit as a funding source for our loans, and we accept jumbo certificates of deposit through an online service, as well as municipal and brokered certificates of deposit. We have used these non-retail funding sources, as well as advances from the FHLB, to fund our operations. These non-core funding sources are not relationship-based accounts and are generally more price-sensitive than our core deposits of savings and money market accounts and our retail certificates of deposit. Therefore, these deposits carry a greater risk of non-renewal than our core deposits. Pursuant to our business strategy, we are seeking to increase our core deposits, which we consider to be our savings and money market accounts and retail certificates of deposit, by more aggressively marketing and pricing our deposit products.

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

According to the United States census, the estimated July 2020 population of Jefferson Parish was 441,000, representing an increase of 1.9% from the 2010 census population of 433,000. During this same time period, the population of the City of New Orleans is estimated to have grown by 11.7%, the Louisiana population grew by an estimated 2.7% and the United States population grew by an estimated 7.4%. In 2020, the median household income for Jefferson Parish was $56,000, compared to median household incomes of $46,000, $51,000 and $66,000 for the City of New Orleans, the State of Louisiana and for the United States, respectively.

Competition

We face significant competition within our market area both in making loans and attracting retail deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face significant competition from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2021, based on the most recent available FDIC data, there were 22 FDIC-insured financial institutions with offices in Jefferson Parish, of which we ranked 17th, with a market share of deposits of 0.47%. We do not have a significant market share of either deposits or residential lending in any other parish in Louisiana.

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

Commercial real estate and multifamily loans have not historically comprised a significant portion of our total loan portfolio. While we expect that one- to four-family residential real estate lending will continue to be the primary emphasis of our lending operations, we intend to modestly increase our emphasis on multifamily and commercial real estate loans through increased originations of and purchase of participations in these types of loans although, due to the COVID-19 pandemic, these lines of business were minimal in 2021.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan, at the dates indicated.

	At December 31,
	2021		2020
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
One- to four-family residential:
Owner-occupied (1)	$57,881	76.7%	$51,214	73.6%
Non-owner-occupied	8,475	11.2	13,578	19.5
Multifamily	2,780	3.7	2,877	4.1
Construction and land	4,576	6.1	1,356	2.0
Commercial real estate	1,480	2.0	364	0.5
Consumer	239	0.3	214	0.3

Total loans receivable	75,431	100.0%	69,603	100.0%

Deferred loan costs (fees)	1,370		1,139
Allowance for loan losses	(858)		(850)

Total loans receivable, net	$75,943		$69,892
(1)	At December 31, 2021 and 2020, includes $410,000 and $586,000, respectively, of home equity loans.

Loan Portfolio Maturities. The following table sets forth the contractual maturities of our loan portfolio at December 31, 2021. Loans having no stated repayment schedule or maturity are reported as being due in the year ending December 31, 2021. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One- to
	four-family
	residential		Construction	Commercial
	real estate	Multifamily	and land	real estate	Consumer	Total

	(In thousands)
Due in:
One year or less	$1,004	$—	$—	$—	$239	$1,243
One to five years	1,156	—	—	—	—	1,156
Five to 15 years	9,003	1,009	408	—	—	10,420
More than 15 years	55,193	1,771	4,168	1,480	—	62,612

Total	$66,356	$2,780	$4,576	$1,480	$239	$75,431

The following table sets forth our fixed- and adjustable-rate loans at December 31, 2021 that are contractually due after December 31, 2022.

	Due After December 31, 2022
	Fixed	Adjustable	Total

	(In thousands)
One- to four-family residential	$61,195	$4,157	$65,352
Multifamily	2,580	200	2,780
Construction and land	4,576	—	4,576
Commercial real estate	—	1,480	1,480
Consumer	—	―	—
Total	$68,351	$5,837	$74,188

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

Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Eureka Homestead’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2021, our largest credit relationship consisted of one loan participation which totaled $1.48 million and was secured by one non-owner-occupied, commercial real estate property. Our second largest relationship at this date was for $1.16 million and was secured by one owner-occupied, one- to four-family residential real estate property. At December 31, 2021, these loans were performing in accordance with their repayment terms.

We have a Management Loan Committee and a Board Loan Committee. The Management Loan Committee is comprised of the Chief Executive Officer and the President/Chief Financial Officer and it considers loans/relationships up to $500,000. The Board Loan Committee is comprised of all directors and considers loans of $500,000 or more, or loans of any amount that will increase a borrower’s total relationship to $500,000 or more. All loans approved for portfolio are reviewed by the Board of Directors at its meetings.

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

One- to Four-Family Residential Real Estate Lending. At December 31, 2021, $70.9 million, or 94.0% of our total loans, was secured by one- to four-family residential real estate. Of this total amount, $8.5 million, or 11.2% of our total loan portfolio, was secured by non-owner-occupied, one- to four-family residential real estate loans, $4.6 million, or 6.1% of our total loan portfolio, was secured by loans for the construction of owner-occupied, one- to four-family residential real estate and $410,000, or 0.5% of our total loan portfolio, was secured by home equity loans.

We originate both fixed- and adjustable-rate one- to four-family residential real estate loans, and at December 31, 2021, these types of loans were comprised of 92.1% of fixed-rate loans and 7.9% of adjustable-rate loans.

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

We originate one- to four-family residential real estate loans for retention in our portfolio as well as for sale in the secondary market. Loans originated for sale are underwritten according to Fannie Mae guidelines, typically with terms of up to 30 years. We generally do not retain the servicing on loans we sell. Additionally, we originate non-conforming, one- to four-family residential real estate loans that we retain in our portfolio. These loans might be non-conforming as a result of the size of the loan, the loan to value of the appraised property securing the loan, or the debt to income ratio or the credit score of the borrower, or other non-conforming aspects of the credit. Loans that we retain in our portfolio have a maximum fixed-rate term of 30 years.

At December 31, 2021, most of our one- to four-family residential real estate loans, including $7.9 million of non-owner occupied loans, were secured by properties located in Jefferson or Orleans Parish. On a limited basis we have purchased one- to four-family residential real estate loans from outside of our market area.

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

Non-Owner-Occupied One- to Four-Family Residential Real Estate Loans. At December 31, 2021, $8.5 million, or 11.2% of our total loan portfolio, consisted of non-owner-occupied, or “investment,” one- to four-family residential real estate loans, all of which were secured by properties located in our primary lending market area. At December 31, 2021, our non-owner-occupied one- to four-family residential real estate loans had an average balance of $126,000. At December 31, 2021, our largest non-owner-occupied one- to four-family residential relationship had a principal balance of $788,000 and was collateralized by three properties and was performing in accordance with its repayment terms as of such date. At December 31, 2021, our second largest non-owner-occupied one- to four-family residential relationship had a principal balance of $716,000 and was collateralized by one property and was performing in accordance with its repayment terms as of such date

We originate fixed-rate and adjustable-rate loans secured by non-owner-occupied one- to four-family properties. These loans may have a term of up to 30 years. In recent years, in the historically low interest rate environment, nearly all of our non-owner-occupied one- to four-family residential loan originations have fixed rates of interest. We generally lend up to 80% of the property’s appraised value. Appraised values are determined by an outside independent appraiser. In deciding to originate a loan secured by a non-owner-occupied one- to four-family residential property, we review the creditworthiness of the borrower, the expected cash flow from the property securing the loan, the cash flow requirements of the borrower and the value of the property securing the loan. We require an abstract of title, a title policy, property and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property. Current borrower financial information is required on an annual basis under the terms of loans originated after 2009.

Non-owner-occupied one- to four-family residential loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans. Non owner-occupied one- to four-

family residential loans, however, entail greater credit risks compared to the owner-occupied one- to four-family residential mortgage loans we originate. The payment of loans secured by income-producing properties typically depends on the sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions could affect the value of the collateral for the loan or the future cash flow of the property. Historically, we have experienced higher rates of delinquencies on our non-owner-occupied one- to four-family residential real estate loans as compared to our owner-occupied loans.

Home Equity Loans. In addition to one- to four-family residential real estate loans, we offer closed-end, second mortgage home equity loans that are secured by the borrower’s primary residence. We make home equity loans to borrowers on which we also hold the first mortgage as well as loans on which we do not hold the first mortgage. At December 31, 2021, we had $410,000, or 0.5%, of our total loan portfolio in home equity loans.

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

Multifamily and Commercial Real Estate Loans. At December 31, 2021, multifamily loans totaled $2.8 million, or 3.7% of our total loan portfolio, and commercial real estate loans totaled an additional $1.5 million, or 2.0% of our total loan portfolio. We intend to modestly increase our emphasis on multifamily and commercial real estate loans through increased originations and purchase of participations although, due to the COVID-19 pandemic, these lines of business were minimal in 2021.

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

At December 31, 2021, our largest multifamily real estate relationship totaled $564,000 and was secured by one property. At December 31, 2021, this loan was performing in accordance with its original payment terms.

At December 31, 2021, we had only one commercial real estate loan participation in the amount of $1.5 million secured by a strip shopping center in Louisiana. This loan was performing in accordance with its original repayment terms at December 31, 2021.

We consider a number of factors in originating or participating in commercial real estate loans. We evaluate the qualifications, credit capacity and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we first consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). We generally require a debt service ratio of at least 1.25x.

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

Consumer Lending. At December 31, 2021, we had $239,000, or 0.3% of our loan portfolio, in consumer loans. Our consumer loans are collateralized by up to 90% of the borrower’s existing savings accounts or certificates of deposit at Eureka Homestead and are interest-only loans with no fixed term. Generally, these loans carry an interest rate of 2.00% above the borrower’s deposit rate.

Loan Originations, Participations, Purchases and Sales

We originate real estate and other loans through employee marketing and advertising efforts, our existing customer base, walk-in customers and referrals from customers.

We originate one-to four-family residential real estate loans that conform to Fannie Mae guidelines for sale into the secondary market. In 2021 and 2020, we originated for sale and sold $35.4 million and $26.1 million, respectively, of one- to four-family residential real estate loans.

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

Since 2007 we have not purchased whole loans, however, in 2015 we began purchasing participations in a commercial real estate loans. Subject to our conservative underwriting standards, in the future we intend to modestly increase the emphasis of originations of and the purchase of participations in multifamily and commercial real estate loans although, due to the COVID-19 pandemic, this line of business was minimal in 2021.

The following table sets forth our loan origination, sale and principal repayment activity during the periods indicated. We did not purchase any loans during the years presented.

	Years Ended December 31,
	2021	2020

	(In thousands)
Total loans, at beginning of period	$73,213	$80,121

Loans originated:
Real estate:
One- to four-family residential	63,187	51,147
Multifamily	—	—
Construction and land	4,038
Commercial	1,500	—
Consumer	49	24
Total loans originated	68,774	51,171

Loans sold:
Real estate:
One- to four-family residential	35,389	26,065
Total loans sold	35,389	26,065

Other:
Principal repayments and other	30,766	32,014

Net loan activity	2,619	(6,908)
Total loans, including loans held for sale, at end of period	$75,832	$73,213

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

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure.  We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests. At December 31, 2021, we had no loans which were classified as troubled debt restructurings.

Delinquent Loans. At both December 31, 2021 and 2020, we had no loans that were 30 days or more delinquent.

Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard”, “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard”, with the added characteristic that the weaknesses present make “collection or liquidation in full”, on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “watch” or “special mention” (for investment loans only). At December 31, 2021, we had no loans designated as “watch” or “special mention.”

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

The following table sets forth our amounts of classified assets as of the dates indicated. Amounts shown at December 31, 2021 and 2020 include $0 and $0 of nonperforming loans, respectively. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $0 and $0 at December 31, 2021 and 2020, respectively.

	At December 31,
	2021	2020

	(In thousands)
Substandard assets	$—	$559
Doubtful assets	—	—
Loss assets	―	―
Total classified assets	$—	$559

Nonperforming Assets. The Company had no nonperforming assets at December 31, 2021 or 2020.

Other Loans of Concern. At December 31, 2021 and 2020, there were $0 and $559,000, respectively, of other loans, all of which were classified as substandard, that are not already disclosed in the nonperforming assets and troubled debt restructurings paragraphs above where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

Effective January 1, 2023, we will adopt the CECL standard for determining the amount of our allowance for credit losses, which we expect will increase our allowance for loan and lease losses upon adoption and cause our historic allowance for loan and lease losses not to be indicative of how we will maintain our allowance for credit losses beginning January 1, 2023.

Under CECL, the allowance for credit losses is an estimate of the expected credit losses on financial assets measured at amortized cost, which is measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. Changes in economic forecasts, loan portfolio composition and credit quality, changes in model assumptions and other factors will influence the CECL outcomes and the resulting calculation of our allowance for credit losses. This will change the current method of providing an allowance for loan and lease losses that are incurred or probable, which would likely require us to increase our allowance for credit losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for credit losses. We anticipate that if, after CECL becomes effective for us, there is onset of economic distress that management believes is likely to materially increase our non-performing loans, CECL will likely have the effect of causing management to accelerate the increase in our allowance for credit losses, as compared to our current loan loss methodology.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended
	December 31,
	2021	2020

	(Dollars in thousands)
Balance at beginning of year	$850	$850

Charge-offs:
Real Estate:
One-to four-family residential	—	—
Multifamily	—	—
Construction and land
Commercial	—	—
Consumer	—	—
Total charge-offs	—	—

Recoveries:
Real Estate:
One-to four-family residential	8	2
Multifamily	—	—
Construction and land
Commercial	—	—
Consumer	—	—
Total recoveries	8	2

Net (charge-offs) recoveries	8	2
Provision for loan losses	—	(2)

Balance at end of year	$858	$850

Ratios:
Allowance for loan losses to total loans outstanding at end of year	1.14%	1.22%
Nonaccrual loans to total loans outstanding at end of year	—%	—%
Allowance for loan losses to nonaccrual loans at end of year (1)	n/a	n/a
Net recoveries (charge-offs) to average loans outstanding (one-to four-family residential real estate)	0.01%	0.00%
Net recoveries (charge-offs) to average loans outstanding (multifamily real estate)	—%	—%
Net recoveries (charge-offs) to average loans outstanding (construction and land real estate)	—%	—%
Net recoveries (charge-offs) to average loans outstanding (commercial real estate)	—%	—%
Net recoveries (charge-offs) to average loans outstanding (consumer)	—%	—%
(1)	Not applicable

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

	At December 31,
	2021			2020
		Percent of	Percent of		Percent of	Percent of
		Allowance to	Loans in		Allowance to	Loans in
		Total	Category to		Total	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans

	(Dollars in thousands)
One-to four-family residential	$275	32.1%	87.9%	$323	38.0%	93.1%
Multifamily	21	2.4	3.7	22	2.6	4.1
Construction and land	63	7.3	6.1	6	0.7	2.0
Commercial real estate	22	2.6	2.0	4	0.5	0.5
Consumer	—	—	0.3	—	—	0.3
Total allocated allowance	381	44.4	100.0	355	41.8	100.0
Unallocated allowance	477	55.6	—	495	58.2	—
Total allowance for loan losses	$858	100.0%	100.0%	$850	100.0%	100.0%

At December 31, 2021, our allowance for loan losses represented 1.14% of total loans, and at December 31, 2020, our allowance for loan losses represented 1.22% of total loans. There were net recoveries of $8,000 and $2,000 during the years ended December 31, 2021 and 2020, respectively.

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

Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At December 31, 2021 and 2020, our investment portfolio consisted of mortgage-backed securities and Small Business Administration (SBA) securities.

Investment Securities. At December 31, 2021, we had mortgage-backed securities with a carrying value of $2.8 million, and we held $2.5 million of SBA securities. At these dates, all of our investment securities were categorized as available-for-sale.

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

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2021 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All of our securities at this date were held as available-for-sale.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield

	(Dollars in thousands)
Government Sponsored Mortgage-Backed securities:
FHLMC	$—	—%	$—	—%	$470	0.37%	$2,296	1.56%	$2,766	$2,767	1.36%
SBA 7a Pools	—	—%	—	—%	1,903	0.60%	628	0.82%	2,531	2,562	0.66%
Total securities available-for-sale	$—	—%	$—	—%	$2,373	0.56%	$2,924	1.40%	$5,297	$5,329	1.03%

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

Deposits. We offer deposit products having a range of interest rates and terms. We currently offer savings accounts (passbook and money market) and certificates of deposit. Historically, we have relied on retail certificates of deposit as a funding source. We also accept jumbo certificates of deposit through an on-line service, and municipal and brokered certificates of deposit, as non-retail funding sources to fund our loan originations. These non-core funding sources are not relationship-based accounts and are generally more price-sensitive than our core deposits of savings and money market accounts and our retail certificates of deposit. Therefore, these deposits carry a greater risk of non-renewal than our core deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in market and other prevailing interest rates, and competition. Our retail deposits are primarily obtained from areas surrounding our office, and our wholesale funding obtained through on-line listing services.

At December 31, 2021, our certificates of deposit included $32.4 million obtained through an online listing service, $3.5 million of brokered deposits and $1.1 million of municipal deposits.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For the Years Ended December 31,
	2021			2020
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate

	(Dollars in thousands)
Savings (Passbook and money market)	$3,658	6.0%	0.20%	$2,819	5.0%	0.20%
Certificates of deposit:
Online listing service CDs	32,575	53.5	1.23	25,501	45.6	1.83
Retail CDs	20,014	32.8	1.35	21,943	39.2	1.78
Municipal CDs	2,006	3.3	1.72	4,362	7.8	1.95
Brokered CDs	2,678	4.4	1.32	1,320	2.4	2.13

Total deposits	$60,931	100.0%	1.23%	$55,945	100.0%	1.75%

As of December 31, 2021, the total amount of time deposits that exceed the FDIC insurance limit of $250,000 was approximately $2.0 million. The following table sets forth the maturity of those certificates as of December 31, 2021.

At December 31,
2021
(In thousands)
Three months or less	$371
Over three months through six months	300
Over six months through twelve months	355
Over twelve months	996

Total time deposits in excess of the FDIC insurance limit	$2,022

Borrowings. We may obtain advances from the FHLB upon the security of our capital stock in the FHLB and our one- to four-family residential real estate portfolio. We utilize these advances for asset/liability management purposes and for additional funding for our operations. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to reprice than our deposits, they can change our interest rate risk profile. Historically, we have utilized longer-term advances to better match the maturities of the long-term, fixed-rate assets which comprise the biggest component of our loan portfolio. At December 31, 2021, we had $18.2 million in outstanding advances from the FHLB. At December 31, 2021, based on available collateral and our ownership of FHLB common stock, we had access to additional FHLB advances of up to $18.3 million. Additionally, at December 31, 2021, we had access to a $6.6 million line of credit through First National Bankers Bank.

For more information about our borrowings, see Note 10 of the Notes to our Financial Statements beginning on page F-26 of this annual report.

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

Employees

As of December 31, 2021 we had 13 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% of risk-weighted assets on January 1, 2020.

Federal law required the federal banking agencies to establish a “community bank leverage ratio” of between 8% and 10% for institutions with total consolidated assets of less than $10 billion. Institutions with capital complying with the ratio and otherwise meeting the specified requirements and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter grace period to regain compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable regulatory capital requirements.

At December 31, 2021, Eureka Homestead had not opted into the community bank leverage ratio framework and its capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2021, Eureka Homestead was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2021, Eureka Homestead was in compliance with the qualified thrift lender test, and at this date its percentage of qualified thrift investments to total assets was approximately 95.23%.

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

At December 31, 2021 Eureka Homestead met the criteria for being considered “well capitalized.”

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

Federal Home Loan Bank System

Eureka Homestead is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Eureka Homestead was in compliance with this requirement at December 31, 2021. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. Eureka Homestead reviews for impairment, based on the ultimate recoverability, the cost basis of the FHLB. As of December 31, 2021, no impairment has been recognized.

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

Emerging Growth Company Status

Eureka Homestead Bancorp is an emerging growth company under the JOBS Act. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of our initial stock offering, (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We expect to lose our status as an emerging growth company on December 31, 2024, five years after the completion of our stock offering.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Eureka Homestead Bancorp is also not subject to the auditor attestation requirement or additional executive compensation disclosure so long as we remain a “smaller reporting company” under Securities and Exchange Commission regulations (generally a company with less than $75 million of voting and non-voting common equity held by non-affiliates). Finally, an emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement. We elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

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

Alternative Minimum Tax. The alternative minimum tax (“AMT”) for corporations has been repealed for tax years beginning after December 31, 2017. Any unused minimum tax credit of a corporation may be used to offset regular tax liability for any tax year. In addition, a portion of unused minimum tax credit is refundable in 2018 through 2021. The refundable portion is 100% (50% in 2020) of the excess of the minimum tax credit for the year over any credit allowable against regular tax for that year. At December 31, 2021, Eureka Homestead Bancorp had $0 minimum tax credit carryforward.

Net Operating Loss Carryovers. Prior to 2020, a corporation could carry forward net operating losses generated in tax years beginning after December 31, 2017 indefinitely and could offset up to 80% of taxable income. To provide financial assistance and liquidity to taxpayers during the COVID-19 pandemic, the CARES Act amended the federal income tax rules with regard to the usage of net operating losses (“NOLs”) for corporate taxpayers. The CARES Act allows for the carryback of losses arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, to be carried back to each of the five taxable years preceding the taxable year of the loss.  The CARES Act also temporarily repealed the 80% limitation for NOLs arising in tax years beginning after December 31, 2017 and beginning before January 1, 2021 and carried to another tax year. As of December 31, 2020 these NOLs are now permitted to only offset 80% of the loss corporation’s pre-2021 taxable income. For the years ended December 31, 2021 and 2020, Eureka Homestead Bancorp and Subsidiary generated $195,000 and a $182,000 of federal net operating losses, respectively, and the remaining amounts from years prior to 2020 totaling $1.6 million are available for future use. A refund of $62,000 was recorded in 2020 for the use of NOLs generated prior to 2020. Although these net operating loss carryforwards have no expiration date, we believe that it is more likely than not that the benefit from a portion of the net operating loss carryforwards will not be realized within a reasonable time period.  In recognition of this risk, we have provided a valuation adjustment of $246,000 on the deferred tax asset related to these net operating loss carryforwards.  If or when recognized, the tax benefits related to any reversal of the valuation allowance on the deferred tax asset will be accounted for as a reduction of income tax expense and an increase in equity. Neither Eureka Homestead nor Eureka Homestead Bancorp generated any net operating loss carryforwards for Louisiana.

Capital Loss Carryovers. Generally, a corporation may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2019, Eureka Homestead Bancorp had a $1.1 million capital loss carryover, which expired December 31, 2020 unused. We believed that it was more likely than not that the benefit from the capital loss carryforward would not be realized.  In recognition of this risk, we provided a valuation adjustment of $227,000 on the deferred tax asset related to this capital loss carryforward at December 31, 2020. At December 31, 2021 Eureka Homestead Bancorp had no capital loss carryovers.

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

ITEM 1B.        Unresolved Staff Comments

None.

ITEM 2.           Properties

Properties

At December 31, 2021, the net book value of our properties was $565,000. We own our full-service office located at 1922 Veterans Memorial Boulevard, Metairie, Louisiana, and a facility in Baton Rouge, Louisiana, which serves as a disaster relief/storage facility. We believe that our current facilities are adequate to meet our present and foreseeable needs, other than modest and customary repair and replacement needs.

ITEM 3.            Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2021, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4.            Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information. The Company’s common stock is quoted on the OTC Pink Marketplace under the symbol “ERKH.” The approximate number of holders of record of Eureka Homestead Bancorp common stock as of March 23, 2022 was 34. Certain shares of Eureka Homestead Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

The following table sets forth the high and low closing bid prices per share of the common stock of Eureka Homestead Bancorp for the quarters ended in 2021 and 2020. The indicated prices do not include retail markups or markdowns or any commissions and do not necessarily reflect prices in actual transactions.

	High	Low
2021:
Quarter ended December 31	$15.00	$13.83
Quarter ended September 30	14.00	12.40
Quarter ended June 30	13.97	13.08
Quarter ended March 31	13.90	12.40

2020:
Quarter ended December 31	$12.94	$9.44
Quarter ended September 30	9.94	9.15

(b)	Report of Offering of Securities and Use of Proceeds Therefrom. Not applicable.
(c)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

ITEM 6.            [Reserved]

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

The Federal and state governments have worked to contain the spread of COVID-19. The result of these containment strategies has had an enormous impact on the economy and has had a negative impact on some borrowers’ ability to make timely loan payments. In recent months, a number of restrictive government initiatives designed to combat the effects of the COVID-19 pandemic have been eased on a national level and in Louisiana, as well as the rollout of three COVID-19 vaccines, allowing businesses to reopen at varying capacity levels, which has bolstered commercial activity and employment to some degree. However, another resurgence in infections and reimplementation of new and/or additional restrictions at the national and local level to combat the COVID-19 pandemic may present additional negative impacts to the economy and our customers. The duration and severity of the COVID-19 pandemic remain impossible to predict. The Federal Reserve Board and other various regulatory agencies have issued joint guidance to financial institutions to work with borrowers affected by the coronavirus. The Company instituted a loan deferment program whereby short-term deferrals of payments were allowed. Deferred payments are due at the time the loan is paid off. As of December 31, 2021 all of the loans modified by us have resumed normal monthly payments. We did not report these loans as delinquent and continued to recognize interest income during the deferral period. No increase in the allowance for loan losses was deemed necessary on these loans. These loans will continue to be monitored to determine collectability and accrual and delinquency status will be updated as deemed appropriate.

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

Hurricane Ida Impacts

On August 29, 2021, Hurricane Ida made landfall in southeast Louisiana between New Orleans and Baton Rouge. The Company did not sustain any significant damage to its locations, and our employees had no significant issues. Banking locations in the impacted markets closed as necessary prior to the hurricane's landfall and in our immediate market area in and around Metairie, Eureka Homestead and many banks, temporarily closed these office locations. We immediately staffed our disaster recovery location in Baton Rouge for five days after the hurricane made landfall and re-opened our main office in Metairie and our loan production office in New Orleans after five days. Our borrowers were not significantly affected by the event.

Overview

Our business consists primarily of taking deposits and securing borrowings and investing those funds, together with funds generated from operations, in one- to four-family residential real estate loans, including non-owner-occupied properties, construction loans for owner-occupied, one- to four-family residential real estate and home equity loans. To a lesser extent, we also originate multifamily, commercial real estate and consumer loans. At December 31, 2021, $70.9 million, or 94.0% of our total loan portfolio, was comprised of one- to four-family residential real estate loans, $8.5 million of which were non-owner-occupied loans, $4.6 million of which were construction loans and $410,000 of which were home equity loans.

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

We offer a variety of deposit accounts, including savings accounts (passbook and money market) and certificates of deposit. We utilize advances from the FHLB for funding and asset/liability management purposes. At December 31, 2021, we had $18.2 million in advances outstanding with the FHLB.

We do not offer checking accounts which may impact our ability to attract and grow core deposits. We have always been dependent, in part, on retail certificates of deposit as a funding source for our loans, and we accept jumbo certificates of deposit through an online service, as well as municipal and brokered certificates of deposit. We have used these non-retail funding sources, as well as advances from the FHLB, to fund our loan growth. Pursuant to our business strategy, we are seeking to increase our core deposits, which we consider our savings and money market accounts and our retail certificates of deposit, by more aggressively marketing and pricing our deposit products.

For the year ended December 31, 2021 we had net income of $146,000 compared to a net loss of $103,000 for 2020, an increase of $249,000. The increase in the net income resulted primarily from increases in net interest income of $242,000 and noninterest income of $68,000, offset, in part, by a decrease in income tax benefit of $62,000.

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

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

●	Continuing to focus on one- to four-family residential real estate lending, including our practice of originating for retention in our portfolio, non-owner-occupied real estate loans. We have been, and will continue to be, primarily a one- to four-family residential real estate lender for borrowers in our market area. As of December 31, 2021, $70.9 million, or 94.0% of our total loan portfolio, consisted of one- to four-family residential real estate loans, including $8.5 million, or 11.2% of our total loan portfolio, of non-owner-occupied real estate loans. We expect that one- to four-family residential real estate lending will remain our primary lending activity.
●	Maintaining our strong asset quality through conservative loan underwriting. We intend to maintain strict, quality-oriented loan underwriting and credit monitoring processes. At December 31, 2021 and December 31, 2020, we had no nonperforming assets.
●	Attracting and retaining customers in our market area and increasing our “core” deposits consisting of savings accounts and retail certificates of deposit. We intend to increase the emphasis of our savings and money market accounts and retail certificates of deposits by more aggressively marketing and pricing these products, thereby decreasing our dependence on non-retail certificates of deposit.
●	Remaining a community-oriented institution and relying on high quality service to maintain and build a loyal local customer base. We were established in 1884 and have been operating continuously in the New Orleans metropolitan area since that time. Through the goodwill we have developed over years of providing timely, efficient banking services, we believe that we have been able to attract a solid base of local retail customers on which we hope to continue to build our banking business.

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

The analysis has two components, specific and general allowances. The specific allowance is for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral, adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge is recorded for the difference. The general allowance, which is for loans reviewed collectively, is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes historical loss percentages and qualitative factors that are applied to the loan groups to determine the amount of the allowance for loan losses necessary for loans that are reviewed collectively. The qualitative component is critical in determining the allowance for loan losses as certain trends may indicate the need for changes to the allowance for loan losses based on factors beyond the historical loss history. Not incorporating a qualitative component could misstate the allowance for loan losses. Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results. Effective January 1, 2023, we will adopt the CECL standard for determining the amount of our allowance for credit losses, which may increase our allowance for loan and lease losses upon adoption and cause our historic allowance for loan and lease losses not to be indicative of how we will maintain our allowance for credit losses beginning January 1, 2023. Please see Note 1 - Nature of Operations, Principles of Consolidation, Use of Estimates and Summary of Significant Accounting Policies on page F-7 of the Consolidated Financial Statements for further details.

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Bank can be found in Note 18 of the Consolidated Financial Statements, “Fair Values of Financial Instruments.”

Comparison of Financial Condition at December 31, 2021 and December 31, 2020

Total Assets.  Total assets increased $3.7 million, or 3.7%, to $103.6 million at December 31, 2021 from $99.9 million at December 31, 2020. The increase resulted primarily from increases in cash and cash equivalents of $3.4 million and net loans of $6.1 million, offset in part by decreases in interest-bearing deposits in banks of $1.7 million, investment securities available-for-sale of $721,000 and loans held-for-sale of $3.2 million.

Cash and Cash Equivalents. Cash and cash equivalents increased $3.4 million, or 85.1%, to $7.3 million at December 31, 2021 from $4.0 million at December 31, 2020.

Interest-Bearing Deposits in Banks. Interest-bearing deposits in banks decreased $1.7 million, or 18.4%, to $7.7 million at December 31, 2021 from $9.5 million at December 31, 2020.

The net of these two balance sheet line items was an increase of $1.6 million principally due to the increase in deposits not yet deployed to make loans.

Net Loans.  Net loans increased $6.1 million, or 8.7%, to $75.9 million at December 31, 2021 from $69.9 million at December 31, 2020. During the year ended December 31, 2021, one- to four-family residential real estate loans increased $4.8 million, or 7.2%, to $70.9 million from $66.1 million at December 31, 2020, multifamily loans decreased $97,000, or 3.4%, to $2.8 million from $2.9 million at December 31, 2020, commercial real estate loans increased $1.1 million, or 306.6%, to $1.5 million from $364,000 at December 31, 2020 and consumer loans increased $25,000, or 11.7%, to $239,000 from $214,000 at December 31, 2020.

The increase in net loans was due primarily to increases in commercial real estate loan participations with another local bank and in one- to four-family residential real estate loans, principally in non-conforming and construction loans earning higher interest rates than similar conforming loans, which are generally sold. The decreases in multifamily loans were due to normal repayments.

At December 31, 2021, we had $9.0 million of outstanding commitments to originate loans, all of which represented the balance of remaining funds to be disbursed on construction loans in process.

Securities Available-for Sale.  Investment securities available-for-sale, consisting of government-sponsored mortgage-backed securities and SBA 7a Pools backed by real estate and equipment loans, decreased $721,000, or 11.9%, to $5.3 million at December 31, 2021 from $6.1 million at December 31, 2020 as a result of principal repayments of $1.7 million exceeding securities purchases of $1.0 million during the year.

Bank-Owned Life Insurance. At December 31, 2021, our investment in bank owned life insurance was $4.2 million, an increase of $88,000, or 2.1%, from $4.1 million at December 31, 2020. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. Our investment in bank-owned life insurance at December 31, 2021 was 20.8% of our Tier 1 capital plus our allowance for loan losses.

Deposits.  Deposits increased $4.5 million, or 8.0%, to $61.0 million at December 31, 2021 from $56.4 million at December 31, 2020. Savings accounts and money market accounts increased $1.3 million, or 45.0%, to $4.1 million at December 31, 2021 from $2.9 million at December 31, 2020. Certificates of deposit increased $3.3 million, or 6.1%, to $56.8 million at December 31, 2021 from $53.6 million at December 31, 2020. The increase in certificates of deposit resulted primarily from an increase in certificates of deposit derived from an online service of $3.2 million, from brokers of $1.9 million and from local retail depositors, offset in part by a decrease of $1.2 million of certificates of deposit from municipalities. Depending on market conditions, at times we have utilized non-retail funding sources to fund our loan origination and growth and to replace Federal Home Loan Bank advances, as well as in order to get longer-term funding not always available in the local market in to help reduce interest rate risk.

Certificates of deposit that are scheduled to mature in less than one year from December 31, 2021 total $18.8 million at December 31, 2021. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Borrowings. Borrowings, consisting entirely of Federal Home Loan Bank advances, decreased $1.2 million or 6.3% to $18.2 million at December 31, 2021 from $19.4 million at December 31 2020 due to maturities not renewed.

Total Equity.  Total equity decreased $94,000, or 0.4%, to $21.8 million at December 31, 2021 from $21.9 million at December 31, 2020. The decrease resulted primarily from the repurchase of 22,500 shares of the Company’s common stock during the year offset, in part, by the net income of $146,000 in 2021.

Comparison of Operating Results for the Years Ended December 31, 2021 and December 31, 2020

General.  We had net income of $146,000 for the year ended December 31, 2021, compared to a net loss of ($103,000) for the year ended December 31, 2020, an increase of $249,000. The increase in net income resulted from increases in net interest income of $242,000 and noninterest income of $68,000 and decreases in noninterest expense of $3,000, offset, in part, by a decreases in benefit for loan losses of $2,000 and income tax benefit of $62,000.

Interest Income.  Interest income decreased $174,000, or 5.8%, to $2.8 million for the year ended December 31, 2021 from $3.0 million for the year ended December 31, 2020. This decrease was primarily attributable to decreases in interest on loans receivable of $86,000, or 3.0%, interest on investment securities of $23,000, or 29.5%, and interest on interest-bearing deposits in banks of $65,000, or 79.3%. The average balance of loans increased $3.6 million, or 5.0%, to $76.6 million for the year ended December 31, 2021 from $73.0 million for the year ended December 31, 2020, and the average yield on loans decreased 29 basis points to 3.58% during 2021 from 3.87% during 2020. The average balance of investment securities increased $546,000, or 10.5%, to $5.7 million for the year ended December 31, 2021 from $5.2 million for the year ended December 21, 2020, while the average yield on investment securities decreased 54 basis points to 0.96% for 2021 from 1.50% for 2020. The average balance of other interest-earning assets decreased $4.1 million, or 22.9%, to $13.9 million for the year ended December 31, 2021 from $18.0 million for the year ended December 31, 2020, and the average yield on other interest-earning assets decreased 33 basis points to 0.12% for 2021 from 0.45% for 2020.

Interest Expense. Total interest expense decreased $416,000, or 26.1%, to $1.2 million for the year ended December 31, 2021 from $1.6 million for the year ended December 31, 2020. The decrease was primarily due to decreases in interest expense on deposits of $264,000, or 26.1%, and interest expense on

FHLB advances of $152,000, or 26.0%. The average balance of interest-bearing deposits increased $5.0 million, or 8.9%, to $60.9 million for the year ended December 31, 2021 from $55.9 million for the year ended December 31, 2020, and the average cost of interest-bearing deposits decreased 58 basis points to 1.23% for 2021 from 1.81% for 2020. The average balance of FHLB advances decreased $3.3 million, or 14.9%, to $19.0 million for the year ended December 31, 2021 from $22.3 million for the year ended December 31, 2020. The average cost of these advances decreased 34 basis points to 2.28% for 2021 from 2.62% for 2020.

Net Interest Income.  Net interest income increased $242,000, or 17.4%, to $1.6 million for the year ended December 31, 2021 from $1.4 million for the year ended December 31, 2020. Average net interest-earning assets decreased $1.6 million year to year. This decrease was due primarily to an increase in the average balance of interest-bearing deposits year to year. Our interest rate spread increased 38 basis points to 1.44% for the year ended December 31, 2021 from 1.06% for the year ended December 31, 2020, and our net interest margin increased 25 basis points to 1.70% for the year ended December 31, 2021 from 1.45% for the year ended December 31, 2020. The increases in interest rate spread and net interest margin were primarily the result of our interest-bearing liabilities repricing downward at a faster rate than our interest-earning assets.

Provision for Loan Losses.  We recorded no provision or credit in the provision for loan losses for the year ended December 31, 2021 and a credit of $2,000 for the year ended December 31, 2020. The decrease in the credit in the provision for loan losses in 2021 compared to 2020 resulted from our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses.” The allowance for loan losses was $858,000, or 1.14% of total loans, at December 31, 2021, compared to $850,000, or 1.22% of total loans, at December 31, 2020. Classified (substandard, doubtful and loss) loans decreased to $0 at December 31, 2021 from $559,000 at December 31, 2020. There were no non-performing loans at December 31, 2021 or December 31, 2020. Net recoveries were $8,000 in 2021 compared to $2,000 in 2020, an increase of $6,000.

Noninterest Income. Noninterest income increased $68,000, or 7.0%, to $1.0 million for the year ended December 31, 2021 from $975,000 for the year ended December 31, 2020. The increase was primarily due to an increases in fees on loans sold of $62,000 and service charges and other income of $10,000. This increase was partially offset by a decrease in income from life insurance of $4,000.

Noninterest Expense.  Noninterest expense decreased $3,000, or 0.1%, to $2.5 million for 2021 from $2.5 million for 2020. The decrease was due primarily to decreases of $10,000, or 4.8%, in occupancy expense, $38,000, or 33.6%, in data processing expense, $43,000, or 21.8%, in accounting and consulting expense, $13,000, or 19.4% in legal fees, and $6,000, or 2.5% in other expenses. These decreases were offset, in part, by increases of $100,000, or 6.4%, in salaries and employee benefits, primarily from increased commissions paid on higher loan volume in 2021, $1,000 or 1.5% in FDIC deposit insurance premiums, and $6,000, or 7.3% in insurance expense.

In future periods, if we make additional grants of awards under our equity incentive plan, which was approved by our stockholders, we would expect our noninterest expense to increase due to increased compensation expenses.

Income Tax Expense.  Income tax expense increased $62,000 to an expense of $0 compared to a benefit of $62,000 for 2020. We had no income tax expense in 2021 due to the utilization of net operating loss (NOL) carryforwards from prior years. The benefit in 2020 resulted from the net loss before income tax expense in 2020 and the refund of prior year income taxes as allowed by the CARES Act. We have remaining net operating loss (NOL) carryforwards of $1.8 million which have no expiration date. At this time we believe that it is more likely than not that the benefit from a portion of the NOL carryforwards will not be realized within a reasonable time period to offset the amount of tax net operating losses which are the principal cause of our deferred tax asset.

Average balances and yields. The following table sets forth average balance sheets, average yields and costs, and certain other information at and for the years indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees/costs, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Year Ended December 31,
	2021			2020
	Average			Average
	Outstanding		Yield/ Rate	Outstanding		Yield/ Rate
	Balance	Interest	(1)	Balance	Interest	(1)

	(Dollars in Thousands)
Interest-earning assets:
Loans, net (1)	$76,580	$2,741	3.58%	$72,966	$2,827	3.87%
Investment securities	5,735	55	0.96	5,189	78	1.50
Other interest-earning assets	13,912	17	0.12	18,046	82	0.45
Total interest-earning assets	96,227	2,813	2.92	96,201	2,987	3.10
Noninterest-earning assets	7,738			7,784
Total assets	$103,965			$103,985

Interest-bearing liabilities:
Savings/Money Market accounts	$3,658	6	0.16	$2,819	7	0.25
Certificates of deposit	57,273	741	1.29	53,126	1,004	1.89
Total interest-bearing deposits	60,931	747	1.23	55,945	1,011	1.81
Borrowings	18,984	433	2.28	22,297	585	2.62
Total interest-bearing liabilities	79,915	1,180	1.48	78,242	1,596	2.04
Other noninterest-bearing liabilities	2,050			1,677
Total liabilities	81,965			79,919
Equity	22,000			24,066
Total liabilities and equity	$103,965			$103,985

Net interest income		$1,633			$1,391
Net interest rate spread (2)			1.44%			1.06%
Net interest-earning assets (3)	$16,312			$17,959
Net interest margin (4)			1.70%			1.45%
Average of interest-earning assets to interest-bearing liabilities	120.41%			122.95%
(1)	Net loan fees/(costs) of ($387,000) and ($394,000) for 2021 and 2020, respectively, are included in interest income.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	Years Ended December 31,
	2021 vs. 2020
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans, net	$129	$(215)	$(86)
Investment securities	9	(32)	(23)
Other interest-earning assets	(15)	(50)	(65)

Total interest-earning assets	123	(297)	(174)

Interest-bearing liabilities:
Savings accounts	5	(6)	(1)
Certificates of deposit	85	(348)	(263)
Total deposits	90	(354)	(264)

Borrowings	(81)	(71)	(152)

Total interest-bearing liabilities	9	(425)	(416)

Change in net interest income	$114	$128	$242

There were no out-of-period items or adjustments during the years ended December 31, 2021 or 2020.

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

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we are using to manage interest rate risk are:

●	selling a significant portion of our conforming, long-term, fixed-rate one- to four-family residential real estate loan originations and retaining the non-conforming, construction and shorter-term, fixed-rate and adjustable-rate one- to four-family residential real estate loans that we originate, subject to market conditions and periodic review of our asset/liability management needs;
●	trying to reduce our dependence on non-retail certificates of deposit and borrowings to support lending and investment activities and increasing our reliance on our savings accounts and money market accounts, which are less interest rate sensitive than certificates of deposit;

●	lengthening the weighted average maturity of our liabilities through longer-term funding sources such as fixed-rate advances from the FHLB with terms to maturity of up to 10 years;
●	utilizing a rate lock program for loans that we originate for sale and selling loans pursuant to best efforts delivery contracts to eliminate warehouse and pipeline risk; and
●	holding relatively short-duration, adjustable rate, highly liquid investment securities.

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

The table below sets forth, as of December 31, 2021, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in		Estimated Increase		NPV as a Percentage of
Interest		(Decrease) in NPV		Present Value of Assets (3)
Rates	Estimated				Increase (Decrease)
(basis points) (1)	EVE (2)	Amount	Amount	NPV Ratio (4)	(basis points)
(Dollars in thousands)

+400	$12,356	$(8,177)	(39.82)%	13.90%	(563)
+300	14,337	(6,196)	(30.18)	15.46	(407)
+200	16,424	(4,109)	(20.01)	16.97	(256)
+100	18,525	(2,008)	(9.78)	18.35	(118)
―	20,533	—	—	19.53	—
(100)	22,502	1,969	9.59	20.56	103
(200)	24,553	4,020	19.58	21.50	197
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2021, in the event of a 200 basis point decrease in interest rates, we would have experienced a 19.58% increase in EVE. In the event of a 200 basis point increase in interest rates at December 31, 2021, we would have experienced a 20.01% decrease in EVE.

In addition to modeling changes to our EVE, we also analyze estimated changes to net interest income (“NII”) for a prospective twelve-month period under the interest rate scenarios set forth above. The following tables set forth our NII model as of December 31, 2021.

		Increase (Decrease)
Change in Interest Rates	Estimated Net Interest	in Estimated Net
(Basis Points)	Income (1)	Interest Income
(Dollars in thousands)

+400	$2,428	27.19%
+300	2,313	21.16
+200	2,191	14.77
+100	2,059	7.86
—	1,909	—
(100)	1,795	(5.97)
(200)	1,699	(11.00)
(1)	The calculated changes assume an immediate shock of the static yield curve.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At December 31, 2021, we had $18.2 million outstanding in advances from the FHLB, and had the capacity to borrow approximately an additional $18.3 million from the FHLB and an additional $6.6 million on a line of credit with First National Bankers Bank at this date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $3.4 million and ($2.1 million) for the years ended December 31, 2021 and 2020, respectively. Net cash (used in) provided by investing activities, which consisted primarily of net change in loans receivable, net change in interest-bearing deposits and net change in investment securities, was ($3.6 million) and $502,000 for the years ended December 31, 2021 and 2020, respectively. Net cash provided by (used in) financing activities, consisting primarily of and the activity in deposit accounts and FHLB advances, was $3.6 million and ($6.3 million) for the years ended December 31, 2021 and 2020, respectively.

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

At December 31, 2021, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $19.5 million, or 18.72% of adjusted total assets, which is above the well-capitalized required level of $5.2 million, or 5.00%; and total risk-based capital of $20.1 million, or 39.49% of risk-weighted assets, which is above the well-capitalized required level of $5.1 million, or 10.00%. At December 31, 2020, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $19.1 million, or 18.94% of adjusted total assets, which is above the well-capitalized required level of $5.0 million, or 5.0%; and total risk-based capital of $19.7 million, or 43.41% of risk-weighted assets, which is above the well-capitalized required level of $4.5 million, or 10.0%. Accordingly, Eureka Homestead was categorized as well-capitalized at December 31, 2021 and 2020. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Commitments. Information about our off-balance sheet commitments may be found in Item 8 of this report in Notes 15 and 16 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the notes to our financial statements beginning on page F-7 of this annual report. On January 1, 2023 we will adopt the CECL standard for determining the amount of our allowance for credit losses, which we may increase our allowance for loan and lease losses upon adoption and cause our historic allowance for loan and lease losses not to be indicative of how we will maintain our allowance for credit losses beginning January 1, 2023.

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

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors
Eureka Homestead Bancorp, Inc.
Metairie, Louisiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eureka Homestead Bancorp, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of years in the two-year period ended December 31, 2021, in conformity with the accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ T. E. Lott and Company, PA (PCAOB ID No. 6524)

We have served as the Company’s auditor since 2018.

Columbus, Mississippi

March 23, 2022

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

(in thousands)

	December 31,	December 31,
	2021	2020
ASSETS

Cash and Cash Equivalents	$7,316	$3,952
Interest-Bearing Deposits in Banks	7,742	9,488
Investment Securities	5,329	6,050
Loans Receivable, Net	75,943	69,892
Loans Held-for-Sale	401	3,610
Accrued Interest Receivable	421	436
Federal Home Loan Bank Stock	1,448	1,440
Premises and Equipment, Net	626	661
Cash Surrender Value of Life Insurance	4,225	4,137
Prepaid Expenses and Other Assets	144	230
Total Assets	$103,595	$99,896

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits	$60,963	$56,428
Advances from Federal Home Loan Bank	18,218	19,443
Advance Payments by Borrowers for Taxes and Insurance	1,902	1,309
Deferred Tax Liability	7	12
Accrued Expenses and Other Liabilities	659	764
Total Liabilities	81,749	77,956

Commitments and Contingencies (Note 7)

Stockholders' Equity:
Preferred Stock, $0.01 Par Value, 1,000,000 Shares Authorized, No Shares Issued	—	—
Common Stock, $0.01 Par Value, 9,000,000 Shares Authorized, 1,191,627 and 1,210,902 Shares Issued and Outstanding on December 31, 2021 and December 31, 2020, Respectively	12	12
Additional Paid-in Capital	10,498	10,765
Unallocated Common Stock Held by:
Employee Stock Ownership Plan (ESOP)	(1,006)	(1,052)
Recognition and Retention Plan (RRP)	—	—
Retained Earnings	12,317	12,171
Accumulated Other Comprehensive Income	25	44
Total Stockholders' Equity	21,846	21,940
Total Liabilities and Stockholders' Equity	$103,595	$99,896

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands)

	Year Ended December 31,
	2021	2020
Interest Income:
Loans Receivable	$2,741	$2,827
Investment Securities	55	78
Interest-Bearing Deposits in Banks	17	82
Total Interest Income	2,813	2,987
Interest Expense:
Deposits	747	1,011
Advances from Federal Home Loan Bank	433	585
Total Interest Expense	1,180	1,596
Net Interest Income	1,633	1,391

(Credit) Provision for Loan Losses	—	(2)
Net Interest Income After (Credit) Provision for Loan Losses	1,633	1,393

Non-Interest Income:
Service Charges and Other Income	94	84
Fees on Loans Sold	861	799
Income from Life Insurance	88	92
Total Non-Interest Income	1,043	975

Non-Interest Expenses:
Salaries and Employee Benefits	1,657	1,557
Occupancy Expense	199	209
FDIC Deposit Insurance Premium and Examination Fees	67	66
Data Processing	75	113
Accounting and Consulting	154	197
Insurance	88	82
Legal fees	54	67
Other	236	242
Total Non-Interest Expenses	2,530	2,533
Income (Loss) Before Income Tax Expense	146	(165)
Income Tax Expense (Benefit)	—	(62)
Net Income (Loss)	$146	$(103)

Earnings (Loss) Per Share: Basic	$0.13	$(0.08)

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands)

	Year Ended December 31,
	2021	2020
Net Income (Loss)	$146	$(103)
Other Comprehensive (Loss) Income:
Unrealized (Losses) Gains on Investment Securities	(24)	79
Other Comprehensive (Loss) Income Before Income Taxes	(24)	79
Income Tax Effect	5	(17)
Other Comprehensive (Loss) Income, Net of Income Taxes	(19)	62
Comprehensive Income (Loss)	$127	$(41)

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands)

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income/(Loss)	Total
Balance, January 1, 2020	$14	$13,112	$(1,098)	$12,274	$(18)	$24,284
ESOP Shares Earned	—	—	46	—	—	46
Stock Shares Repurchased	(2)	(2,347)				(2,349)
Net Loss	—	—	—	(103)	—	(103)
Other Comprehensive Income	—	—	—	—	62	62
Balance, December 31, 2020	$12	$10,765	$(1,052)	$12,171	$44	$21,940

Balance, January 1, 2021	$12	$10,765	$(1,052)	$12,171	$44	$21,940
ESOP Shares Earned	—	13	46	—	—	59
Stock Shares Repurchased	—	(280)	—	—	—	(280)
Net Income	—	—	—	146	—	146
Other Comprehensive Loss	—	—	—	—	(19)	(19)
Balance, December 31, 2021	$12	$10,498	$(1,006)	$12,317	$25	$21,846

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands)

	Year Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$146	$(103)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	—	(2)
Depreciation Expense	41	58
Amortization of FHLB Advance Prepayment Penalty	25	59
Net Amortization (Accretion) of Premium/Discount on Mortgage-Backed Securities	13	(21)
Stock Dividend on Federal Home Loan Bank Stock	(8)	(22)
Non-cash Compensation for ESOP	59	46
Net Decrease (Increase) in Loans Held-for-Sale	3,209	(1,973)
Changes in Assets and Liabilities:
Decrease (Increase) in Accrued Interest Receivable	15	(115)
(Increase) in CSV of Life Insurance	(88)	(93)
Decrease (Increase) in Prepaid Expenses and Other Assets	86	(75)
(Decrease) Increase in Accrued Expenses and Other Liabilities	(105)	95
Net Cash Provided by (Used in) Operating Activities	3,393	(2,146)

Cash Flows from Investing Activities:
Net (Increase) Decrease in Loans	(6,051)	8,893
Proceeds from Maturities of Interest-Bearing Deposits in Banks	25,731	20,962
Purchases of Interest-Bearing Deposits in Banks	(23,985)	(28,710)
Purchases of Investment Securities	(1,001)	(1,919)
Proceeds from Sales, Calls and Principal Repayments of Investment Securities	1,685	1,291
Purchases of Premises and Equipment	(6)	(15)
Net Cash (Used in) Provided by Investing Activities	(3,627)	502

Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits	4,535	(1,617)
Shares Repurchased	(280)	(2,349)
Advances from Federal Home Loan Bank	2,000	4,000
Payments on Advances from Federal Home Loan Bank	(3,250)	(6,197)
Net Increase (Decrease) in Advance Payments by Borrowers for Taxes and Insurance	593	(116)
Net Cash Provided by (Used in) Financing Activities	3,598	(6,279)
Net Increase (Decrease) in Cash and Cash Equivalents	3,364	(7,923)

Cash and Cash Equivalents at Beginning of Period	3,952	11,875
Cash and Cash Equivalents at End of Period	$7,316	$3,952

Supplemental Disclosures for Cash Flow Information:
Cash Paid (Received) for:
Interest	$1,197	$1,665
Income Taxes	$(23)	(38)

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain/Loss on Investment Securities	$(24)	$79

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Principles of Consolidation

The consolidated financial statements as of and for the years ended December 31, 2021 and 2020 include the Company and the Bank, together referred to as the Company. Intercompany transactions and balances have been eliminated in consolidation.

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

Investment securities and mortgage-backed securities that are bought and held by the Company primarily for the purpose of selling them in the near future are classified as trading securities and reported at fair value. Unrealized gains and losses are included in earnings. The Company did not have any trading or held-to-maturity securities at December 2021 or 2020.

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

Other Real Estate

Real estate properties acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value on the date of acquisition. Any write-downs at the time of acquisition are charged to the allowance for loan losses. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are expensed. At December 31, 2021 and 2020 there was no other real estate.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was approximately $15,000 for both years ended December 31, 2021 and 2020, respectively, and is included in other non-interest expenses.

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

The Company evaluates all significant tax positions as required by accounting principles generally accepted in the United States of America. As of December 31, 2021 and 2020, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

With few exceptions, the Company is no longer subject to federal tax examinations by tax authorities for years before 2016. Any interest and penalties assessed by income taxing authorities are not significant and are included in non-interest expense in these financial statements.

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

The Company’s primary sources of revenue are derived from interest, dividends and fees earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606.  The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income (Loss) was not necessary.  The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are fixed. The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from contracts with customers.

Reclassifications

Certain reclassifications may have been made to the 2020 financial statements to conform with the 2021 financial statement presentation. Such reclassifications had no effect on net income (loss) or retained earnings as previously reported.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this ASU are effective for fiscal years, and interim periods with those fiscal years, beginning after December 15, 2021, with early adopting permitted. The Company is currently assessing the impact of the adoption of this standard on the Company’s Consolidated Financial Statements.

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

Earnings per common share were computed based on the following:

	Year Ended December 31,
(in thousands, except per share data)	2021	2020
Numerator:
Net income (loss) available to common stockholders	$146	$(103)

Denominator:
Weighted average common shares outstanding	1,190	1,386
Less: Average unallocated ESOP shares	103	108
Weighted average shares	1,087	1,278

Basic earnings (loss) per common share	$0.13	$(0.08)

Note 3 - Investment Securities -

The amortized cost and fair values of investment securities available-for-sale were as follows:

		Gross	Gross
December 31, 2021:	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Mortgage-Backed Securities:
FHLMC	$2,766	$1	$—	$2,767
SBA 7a Pools	2,531	31	—	2,562
Total Investment Securities Available-for-Sale	$5,297	$32	$—	$5,329

		Gross	Gross
December 31, 2020:	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Mortgage-Backed Securities:
FHLMC	$2,811	$63	$—	$2,874
SBA 7a Pools	3,183	—	(7)	3,176
Total Investment Securities Available-for-Sale	$5,994	$63	$(7)	$6,050

All investment securities held on December 31, 2021 and 2020, were government-sponsored mortgage-backed or SBA pool securities.

The amortized cost and fair values of the investment securities available-for-sale at December 31, 2021, by contractual maturity, are shown below. For mortgage-backed securities and SBA 7a pools, expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
December 31, 2021	Amortized	Fair
(in thousands)	Cost	Value
Amounts Maturing:
After One Year through Five Years	$—	$—
After Five Years through Ten Years	2,373	2,391
After Ten Years	2,924	2,938
	$5,297	$5,329

No investment securities were pledged to secure advances from the FHLB as of December 31, 2021 and 2020.

There were no sales or calls of available-for-sale investment securities for the years ended December 31, 2021 or 2020.

Gross unrealized losses in investment securities at December 31, 2021 and 2020, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more, were as follows:

December 31, 2021
(in thousands)	Less Than 12 Months		12 Months or More		Totals
Security		Unrealized		Unrealized		Unrealized
Description	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Mortgage-Backed
FHLMC	$1,415	$(21)	$—	$—	$1,415	$(21)
SBA 7a Pools	—	—	—	—	—	—
	$1,415	$(21)	$—	$—	$1,415	$(21)

December 31, 2020
(in thousands)	Less Than 12 Months		12 Months or More		Totals
Security		Unrealized		Unrealized		Unrealized
Description	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Mortgage-Backed
FHLMC	$—	$—	$—	$—	$—	$—
SBA 7a Pools	873	(8)	1,349	(1)	2,222	(9)
	$873	$(8)	$1,349	$(1)	$2,222	$(9)

Management evaluates securities for other-than temporary impairment on a periodic and regular basis, as well as when economic or market concerns warrant such evaluation as described in Note 1 to these financial statements. No declines at December 31, 2021 and 2020, were deemed to be other-than-temporary.

In analyzing an issuer’s financial condition, management considers whether the federal government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial statements.

Note 4 - Investment in FHLB Stock -

The Company maintains an investment in the membership stock of the Federal Home Loan Bank of Dallas. The carrying amount of this investment is stated at cost which was $1,448,000 and $1,440,000 at

December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, the Company meets the required level of FHLB stock. The stock is pledged as collateral against the advances from the FHLB.

Note 5 - Loans Receivable and the Allowance for Loan Losses -

Loans receivable at December 31, 2021 and December 31, 2020 are summarized as follows:

	December 31,	December 31,
(in thousands)	2021	2020
Mortgage Loans
1-4 Family	$66,356	$64,792
Multifamily	2,780	2,877
Construction and Land	4,576	1,356
Commercial Real Estate	1,480	364
Consumer Loans	239	214
	75,431	69,603
Plus (Less):
Unamortized Loan Fees/Costs	1,370	1,139
Allowance for Loan Losses	(858)	(850)
Net Loans Receivable	$75,943	$69,892

The performing mortgage loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at December 31, 2021 and 2020.

Management segregates the loan portfolio into portfolio segments which is defined as the level at which the Company develops and documents a systematic method for determining its allowance for loan losses. The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate. The following tables set forth, as of December 31, 2021 and 2020, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Loan Losses and Recorded Investment in Loans Receivable For the Year Ended December 31, 2021 (in thousands)

			Mortgage-	Mortgage-
	Mortgage-	Mortgage-	Construction	Commercial
	1-4 Family	Multifamily	and Land	Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$818	$22	$6	$4	$—	$850
Charge-Offs	—	—	—	—	—	—
Recoveries	8	—	—	—	—	8
Provision (Credit)	(74)	(1)	57	18	—	—
Ending Balance	$752	$21	$63	$22	$—	$858

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$752	$21	$63	$22	$—	$858

Loans Receivable:
Ending Balance	$66,356	$2,780	$4,576	$1,480	$239	$75,431

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$66,356	$2,780	$4,576	$1,480	$239	$75,431

The allowance for loan losses for Mortgage 1-4 Family Loans of $752,000 includes an unallocated portion of $477,000 as of December 31, 2021.

Allowance for Loan Losses and Recorded Investment in Loans Receivable For the Year Ended December 31, 2020 (in thousands)

			Mortgage-	Mortgage-
	Mortgage-	Mortgage-	Construction	Commercial
	1-4 Family	Multifamily	and Land	Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$805	$27	$7	$11	$—	$850
Charge-Offs	—	—	—	—	—	—
Recoveries	2	—	—	—	—	2
Provision (Credit)	11	(5)	(1)	(7)	—	(2)
Ending Balance	$818	$22	$6	$4	$—	$850

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$818	$22	$6	$4	$—	$850

Loans Receivable:
Ending Balance	$64,792	$2,877	$1,356	$364	$214	$69,603

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$64,792	$2,877	$1,356	$364	$214	$69,603

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

Credit Quality Indicators - Credit Risk Profile Based on Loan Grades at December 31, 2021 (in thousands)

			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
Mortgage Loans:
1 to 4 Family	$66,356	$—	$—	$—	$—	$66,356
Multifamily	2,780	—	—	—	—	2,780
Construction and Land	4,576	—	—	—	—	4,576
Commercial Real Estate	1,480	—	—	—	—	1,480
Non-Mortgage Loans:
Consumer	239	—	—	—	—	239
Total	$75,431	$—	$—	$—	$—	$75,431

Credit Quality Indicators - Credit Risk Profile Based on Loan Grades at December 31, 2020 (in thousands)

			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
Mortgage Loans:
1 to 4 Family	$64,148	$30	$55	$559	$—	$64,792
Multifamily	2,877	—	—	—	—	2,877
Construction and Land	1,356	—	—	—	—	1,356
Commercial Real Estate	364	—	—	—	—	364
Non-Mortgage Loans:
Consumer	214	—	—	—	—	214
Total	$68,959	$30	$55	$559	$—	$69,603

At December 31, 2021 and 2020, there were no loan balances outstanding on non-accrual status. The Company considers loans more than 90 days past due and on nonaccrual as nonperforming loans.

At December 31, 2021 and 2020, the credit quality indicators (performing and nonperforming loans), disaggregated by class of loan, are as follows:

Credit Quality Indicators - Credit Risk Profile Based on Payment Activity at December 31, 2021 (in thousands)

		Non-
	Performing	Performing	Total
Mortgage Loans:
1 to 4 Family	$66,356	$—	$66,356
Multifamily	2,780	—	2,780
Construction and Land	4,576	—	4,576
Commercial Real Estate	1,480	—	1,480
Non-Mortgage Loans:
Consumer	239	—	239
Total	$75,431	$—	$75,431

Credit Quality Indicators - Credit Risk Profile Based on Payment Activity at December 31, 2020 (in thousands)

		Non-
	Performing	Performing	Total
Mortgage Loans:
1 to 4 Family	$64,792	$—	$64,792
Multifamily	2,877	—	2,877
Construction and Land	1,356	—	1,356
Commercial Real Estate	364	—	364
Non-Mortgage Loans:
Consumer	214	—	214
Total	$69,603	$—	$69,603

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of December 31, 2021 and 2020. There were no loans over 90 days past due and still accruing as of December 31, 2021 and 2020.

Aged Analysis of Past Due Loans Receivable at December 31, 2021 (in thousands)

	30-59	60-89	90 Days or			Total
	Days	Days	Greater	Total		Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Mortgage Loans:
1 to 4 Family	$—	$—	$—	$—	$66,356	$66,356
Multifamily	—	—	—	—	2,780	2,780
Construction and Land	—	—	—	—	4,576	4,576
Commercial Real Estate	—	—	—	—	1,480	1,480
Non-Mortgage Loans:
Consumer	—	—	—	—	239	239
Total	$—	$—	$—	$—	$75,431	$75,431

Aged Analysis of Past Due Loans Receivable at December 31, 2020 (in thousands)

	30-59	60-89	90 Days or			Total
	Days	Days	Greater	Total		Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Mortgage Loans:
1 to 4 Family	$—	$—	$—	$—	$64,792	$64,792
Multifamily	—	—	—	—	2,877	2,877
Construction and Land	—	—	—	—	1,356	1,356
Commercial Real Estate	—	—	—	—	364	364
Non-Mortgage Loans:
Consumer	—	—	—	—	214	214
Total	$—	$—	$—	$—	$69,603	$69,603

The following is a summary of information pertaining to impaired loans as of December 31, 2021 and December 31, 2020.

Impaired Loans For the Year Ended December 31, 2021 (in thousands)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Mortgage Loans	$—	$—	$—	$—	$—
Non-Mortgage Loans	$—	$—	$—	$—	$—

Impaired Loans For the Year Ended December 31, 2020 (in thousands)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Mortgage Loans	$—	$—	$—	$—	$—
Non-Mortgage Loans	$—	$—	$—	$—	$—

The Company seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. For the years ended December 31, 2021 and 2020, the concessions granted to certain borrowers included extending the payment due dates. Once modified in a trouble debt restructuring, a loan is generally considered impaired until its contractual maturity. At the time of the restructuring, the loan is evaluated for an asset-specific allowance for credit losses. The Company continues to specifically reevaluate the loan in subsequent periods, regardless of the borrower’s performance under the modified terms. If a borrower subsequently defaults on the loan after it is restructured, the Company provides an allowance for credit losses for the amount of the loan that exceeds the value of the related collateral.

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

As of December 31, 2021, all of the modified loans have resumed normal monthly payments (48), been paid off (24) or paid the entire deferred amounts (1). The Company has received no requests for additional deferrals.

On August 29, 2021, Hurricane Ida made landfall in southeast Louisiana between New Orleans and Baton Rouge. The Company did not sustain any significant damage to its locations, and our employees had no significant issues. Banking locations in the impacted markets closed as necessary prior to the hurricane's landfall and in our immediate market area in and around Metairie, Eureka Homestead and many banks, temporarily closed these office locations. We immediately staffed our disaster recovery location in Baton Rouge for five days after the hurricane made landfall and re-opened our main office in Metairie and our loan production office in New Orleans after five days. We assessed the impact from the hurricane on our customers and only one borrower sustained significant damage to the collateral securing a loan with a balance of $403,000. We granted the borrower a three-month deferral in September 2021. The collateral is adequately insured and to our knowledge, the borrower is making necessary repairs to the property. The borrower resumed normal payments in December 2021.

The Company is closely monitoring all loans that received deferrals. As additional information becomes available, management will continue to evaluate these loans to ensure appropriate risk classification.

Note 6 - Accrued Interest Receivable -

Accrued interest receivable at December 31 is summarized as follows:

(in thousands)	2021	2020
Loans Receivable	$414	$427
Mortgage-Backed Securities	6	7
Interest-Bearing Deposits	1	2
	$421	$436

Note 7 - Premises and Equipment –

Major classes of premises and equipment at December 31 are summarized as follows:

(in thousands)	2021	2020
Land	$166	$166
Buildings	970	970
Furniture, Fixtures and Equipment	545	540
Automobiles	93	93
	1,774	1,769
Less Accumulated Depreciation and Amortization	(1,148)	(1,108)
	$626	$661

Depreciation and amortization of premises and equipment amounted to $41,000 and $58,000 in 2021 and 2020, respectively.

Note 8 - Income Taxes -

Income tax (benefit) expense for the years ended December 31 is summarized as follows:

(in thousands)	2021	2020
Income Taxes from Continuing Operations:
Current	$—	$—
Deferred	—	(62)
Income Tax (Benefit) Expense	$—	$(62)

The following is a reconciliation between income tax expense based on federal statutory tax rates and income taxes reported in the statements of loss:

	2021		2020
(in thousands)	Amount	%	Amount	%
Expected Income Tax Expense at Statutory Rate	$31	21%	$(35)	21%
Tax Exempt Income	(19)	(13)%	(19)	12%
Valuation Allowance for Deferred Tax Asset (Net Operating Loss)	—	—%	—	—%
Other Adjustments - Net	(12)	(8)%	(8)	5%
	$—	—%	$(62)	38%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred tax assets and (liabilities) were computed using currently enacted corporate tax rates of 21% at December 31, 2021 and 2020. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020, were as follows:

(in thousands)	2021	2020
Deferred Loan Fees (Costs)	$(288)	$(239)
Allowance for Loan Losses	134	134
Federal Home Loan Bank Stock	(84)	(83)
Deferred Retirement Agreements	68	66
Tax Carryforward of Loss on Sale of Investment Securities	—	—
Tax Carryforwards of Net Operating Losses	246	217
All Other Temporary Differences	170	122
	246	217
Valuation Allowance for Deferred Tax Asset (Loss on Sale of Investment Securities)	—	—
Valuation Allowance for Deferred Tax Asset (Net Operating Losses)	(246)	(217)
	—	—
Unrealized (Gains) Losses on Securities Available-for-Sale	(7)	(12)
Net Deferred Tax (Liability) Asset	$(7)	$(12)

Prior to 2020, a corporation could carry forward net operating losses generated in tax years beginning after December 31, 2017 indefinitely and could offset up to 80% of taxable income. To provide financial assistance and liquidity to taxpayers during the COVID-19 pandemic, the CARES Act amended the federal income tax rules with regard to the usage of net operating losses (“NOLs”) for corporate taxpayers. The CARES Act allows for the carryback of losses arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, to be carried back to each of the five taxable years preceding the taxable year of the loss.  The CARES Act also temporarily repeals the 80% limitation for NOLs arising in tax years beginning after December 31, 2017 and beginning before January 1, 2021 and carried to another tax year. These NOLs are now permitted to fully offset the loss corporation’s pre-2021 taxable income. For the years ended December 31, 2021 and 2020, Eureka Homestead Bancorp and Subsidiary generated $195,000 and $182,000 federal net operating losses, respectively. The 2020 and prior year losses were available to carry back to previous tax years generating a refund of $62,000 recorded in 2020, and the remaining amounts totaling $1.8 million are available for future use. Although these net operating loss carryforwards have no expiration date, we believe that it is more likely than not that the benefit from a portion of the net operating loss carryforwards will not be realized within a reasonable time period.  In recognition of this risk, we have provided a valuation adjustment of $246,000 on the deferred tax asset related to these net operating loss carryforwards.  If or when recognized, the tax benefits related to any reversal of the valuation allowance on the deferred tax asset will be accounted for as a reduction of income tax expense and an increase in equity. Neither Eureka Homestead nor Eureka Homestead Bancorp generated any net operating loss carryforwards for Louisiana.

Retained earnings at December 31, 2021 and 2020, include approximately $3,986,000 for which no deferred income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carry back of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $837,000 at December 31, 2021 and 2020.

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

In management’s opinion, the reversal of temporary differences and the results of the future operations will generate sufficient earnings to realize the deferred tax assets at December 31, 2021 after taking into account the valuation reserves.

Note 9 - Deposits -

Deposits at December 31 are summarized below (in thousands):

	2021		2020
	Amount	%	Amount	%
Passbook Savings	$3,447	5.7	$2,705	4.8
Money Market Accounts	686	1.1	146	0.3
Certificates of Deposit	56,830	93.2	53,577	94.9
	$60,963	100.0	$56,428	100.0

The weighted average interest rate on deposits at December 31, 2021 and 2020, was 1.10% and 1.50%, respectively.

Scheduled maturities and average interest rates of certificates of deposit at December 31, 2021 are summarized as follows (in thousands):

		Average
		Interest
	Amount	Rate %
2022	$18,832	1.245%
2023	7,591	1.284%
2024	8,213	1.620%
2025	11,861	0.773%
2026	7,792	0.668%
Thereafter	2,541	2.043%
	$56,830	1.163%

The aggregate amount of time deposits with a denomination of greater than $250,000 was approximately $3,032,000 and $2,589,000 at December 31, 2021 and 2020, respectively. Generally, deposits in excess of $250,000 are not federally insured.

Interest expense on deposits for the years ended December 31 is summarized as follows:

(in thousands)	2021	2020
Passbook Savings	$5	$7
Money Market Accounts	1	—
Certificates of Deposit	741	1,004
	$747	$1,011

Note 10 - Advances from Federal Home Loan Bank (FHLB) -

The FHLB advances consist of the following obligations at December 31, 2021 and 2020 (in thousands):

Effective Interest Rate	2021	2020
Less than 1.00%	$4,000	$4,000
1.00% to 1.99%	4,000	2,250
2.00% to 2.99%	2,000	5,000
3.00% to 3.99%	8,218	8,193
4.00% to 4.99%	—	—
5.00% to 5.99%	—	—
	$18,218	$19,443

The scheduled maturities of FHLB advances at December 31, 2021, are summarized as follows:

Due In	Amount
(in thousands)
2022	$—
2023	500
2024	11,718
2025	4,000
Thereafter	2,000
$18,218

These advances are collateralized by a blanket lien on all of the Company’s mortgage loans and the investment in FHLB stock.

The Company has unused advances available with the FHLB with an additional borrowing capacity at December 31, 2021, of approximately $18.3 million.

The Company also has an unsecured federal funds agreement with FNBB for $6.6 million at a rate to be determined by FNBB when borrowed. At December 31, 2021 and 2020, there were no federal funds purchased.

Note 11 - Employee Benefit Plans -

401(k) Plan

The Company sponsors a 401(k) profit sharing plan. Substantially all employees 21 years of age or older who have at least six months of service and have worked 1,000 hours during the year may participate in the plan through salary deferral contributions subject to the plan provisions. The Company makes matching contributions based on a percentage of each participant’s contribution and may also make discretionary contributions to the plan. The Company matched 100% of the participant’s salary deferral contribution up to 3% and 50% of the participant’s salary deferral contribution of the next 2% of the participant’s annual compensation for 2021 and 2020. The Company’s contributions to the plan were approximately $62,000 and $49,000 for 2021 and 2020, respectively.

Pension Plan

The Company sponsors a defined contribution pension plan. Substantially all employees 21 years of age or older who have at least one year of service and are employed on the last day of the year may participate in the plan. The Company contributed 5.4% of the participant’s annual compensation to the plan for 2021 and 2020. The Company’s contributions to the plan were approximately $98,000 and $83,000 for 2021 and 2020, respectively.

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

Shares were purchased by the ESOP with a loan from Eureka Homestead Bancorp, Inc. The ESOP acquired 114,374 shares of the Company's common stock in the conversion. During each of the years ended December 31, 2021 and 2020, 4,575 shares were allocated to ESOP plan participants, leaving 100,649 unallocated shares in the ESOP at December 31, 2021. Compensation expense related to the ESOP was $61,000 for the year ended December 31, 2021 and $48,000 for the year ended December 31, 2020.

The stock price at the formation date was $10.00. The aggregate fair value of the 100,649 unallocated shares was $1,404,000 based on the $13.95 closing price of the common stock on December 31, 2021.

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

Equity Incentive Plan

In August 2020, the Company's stockholders authorized the adoption of the 2020 Eureka Homestead Bancorp, Inc. Equity Incentive Plan (the “2020 Plan” or the “Plan”). No more than 200,154 shares of the Company's common stock may be issued under the Plan, of which a maximum of 142,967 may be issued pursuant to the exercise of stock options and 57,187 may be issued pursuant to restricted stock awards, restricted stock units and unrestricted share awards. Stock options awarded to employees may be incentive stock options or non-qualified stock options. The shares that may be issued may be authorized but unissued shares or treasury shares. The Plan permits the grant of incentive awards in the form of options, stock appreciation rights, restricted share and share unit awards, and performance share awards. The 2020 Plan contains limits on certain types of awards to individual participants.

Awards may vest or become exercisable only upon the achievement of performance measures or based solely on the passage of time after award.  Stock options and restricted stock awards provide for accelerated vesting upon death, disability or if there is an involuntary termination of service following a change in control (as defined in the Plan).

On December 21, 2021, the Company made a grant of restricted shares for 3,225 shares, to a member of Management. The award vests over a three-year period.

Restricted Shares

Restricted shares are accounted for as fixed grants using the fair value of the Company's stock at the time of the grant.  Unvested restricted shares may not be disposed of or transferred during the vesting period.

The table below presents the restricted stock award activity for the period shown:

Weighted Average
	Restricted	Fair Value at
	Stock Awards	Grant Date
Non-vested at January 1, 2021	—	$—
Granted	3,225	13.95
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2021	3,225	$13.95

As of December 31, 2021, the Company had $45,000 of unrecognized compensation expense related to restricted shares, having recognized $0 of compensation expense for the year ended December 31, 2021.  The cost of the restricted shares will be amortized in monthly installments over the three-year vesting period

Other Retirement Agreements

The Company has entered into retirement agreements with certain directors. Under the director agreements, after ten years in the plan and attaining the age of 75, the Company is to provide to each director the sum of $120,000 payable over a period of 10 years. (This benefit would be paid to the director’s beneficiaries in a lump sum upon the director’s death.).

The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the dates payments are expected to expire. The expense incurred for this plan for the years ended December 31, 2021 and 2020, amounted to approximately $31,000 and $35,000, respectively. The accrued liability at December 31, 2021 and 2020, amounted to approximately $310,000 and $312,000, respectively.

The Company is the beneficiary of life insurance policies, with death benefits totaling approximately $7,210,000 and $7,192,000 at December 31, 2021 and 2020, respectively that have been purchased as a method of financing benefits under the agreements.

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

Note 12 - Accumulated Other Comprehensive Income (Loss) -

The following is a summary of the changes in the balances of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2021 and 2020:

(in thousands)	2021	2020
Unrealized Gains (Losses) on Securities Available-for-Sale:
Balance at Beginning of Year	$44	$(18)
Other Comprehensive (Loss) Income
Before Reclassifications - Net of Tax	(19)	62
Balance at End of Year	$25	$44

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as of January 1, 2015, of total capital, tier 1 capital, and common equity tier 1 capital to risk-weighted assets (as defined in the regulations), and leverage capital, which is tier 1 capital to adjusted average total assets (as defined). Management believes, as of December 31, 2021 and 2020, that the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 2021 and 2020, the most recent notifications from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and leveraged capital ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank’s category. The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2021:	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$20,098	39.49%	$4,071	8.00%	$5,089	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$19,460	38.24%	$3,054	6.00%	$4,071	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$19,460	38.24%	$2,290	4.50%	$3,308	6.50%
Tier 1 Leverage Capital
(to Adjusted Total Assets)	$19,460	18.72%	$4,159	4.00%	$5,198	5.00%

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2020:	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$19,658	43.41%	$3,623	8.00%	$4,529	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$19,089	42.15%	$2,717	6.00%	$3,623	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$19,089	42.15%	$2,038	4.50%	$2,944	6.50%
Tier 1 Leverage Capital
(to Adjusted Total Assets)	$19,089	18.94%	$4,030	4.00%	$5,038	5.00%

A reconciliation of the Bank’s capital determined under GAAP to Total Capital, Tier 1 Capital, Common Equity Tier 1 Capital and Tier 1 Leverage Capital for December 31, 2021 and 2020, was as follows:

	December 31,	December 31,
(in thousands)	2021	2020
Total Equity (Bank Only)	$19,485	$19,133
Unrealized (Gains) Losses on Securities
Available-for-Sale, Net	(25)	(44)

Tangible, Tier 1 Capital and Common Equity Tier 1	19,460	19,089
Allowance for Loan Losses Included in Capital	638	569
Total Capital	$20,098	$19,658

The specific reserves included in the Allowance for Loan Losses were not significant as of December 31, 2021 and 2020.

Note 14 - Related Party Transactions –

In the ordinary course of business, the Company has granted loans to certain directors and officers. Such loans were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons.

Activity in loans to directors and officers is as follows:

(in thousands)	2021	2020
Balance at Beginning of Year	$135	$138
Add: New Loans or Advances	—	—
Less: Payments	(5)	(3)
Balance at End of Year	$130	$135

The Company also has accepted deposits from certain directors and officers. Such deposits were accepted on substantially the same terms as those of other depositors and amounted to approximately $253,000 and $497,000 at December 31, 2021 and 2020, respectively.

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

Total rental expense was approximately $52,000 and $48,000 for the years ended December 31, 2021 and 2020, respectively.

The future minimum rental commitments under the operating lease at December 31, 2021 relating to the loan production office are as follows:

Year Ended December 31,	Amount
(in thousands)
2022	$53
2023	53
2024	13
Total Minimum Payments Required	$119

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

At December 31, 2021 and December 31, 2020, the Company had $9.0 million and $2.0 million of outstanding commitments to originate loans, respectively, all of which represent the balance of remaining funds to be disbursed on construction loans in process. In recent years we have sold loans on an industry-standard, servicing-released basis. At December 31, 2021, there were mortgage loans sold to investors with limited recourse for certain periods after the date of sale totaling $7.9 million at the sale date. Recourse would apply if the borrower(s) default on any payment within the first four months of the mortgage loan and it remains in default for a period of 90 days, or if the mortgage loan prepays in full within 180 days of the sale date. Should an early payment default occur, the Company shall, at its sole discretion, repurchase such mortgage loan from the purchaser at its current amortized balance plus the service release premium received or indemnify the purchaser by paying the service release premium received plus $5,000. Should a mortgage loan prepay in full within 180 days of the sale date, the Company shall refund to the purchaser the servicing release premium paid. There have been no mortgage loans sold that had an early payment default or that prepaid in full during the recourse period.

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

The following tables present the balances of assets measured on a recurring basis as of December 31, 2021 and 2020. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
December 31, 2021:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage-Backed Securities
FHLMC	$2,767	$—	$2,767	$—
SBA 7a Pools	2,562	—	2,562	—
Total Investment Securities	$5,329	$—	$5,329	$—

	Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
December 31, 2020:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage-Backed Securities
FHLMC	$2,874	$—	$2,874	$—
SBA 7a Pools	3,176	—	3,176	—
Total Investment Securities	$6,050	$—	$6,050	$—

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

Fair Value at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
December 31, 2021:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans	$—	$—	$—	$—
Other Real Estate	—	—	—	—
Total	$—	$—	$—	$—

Fair Value at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
December 31, 2020:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans	$—	$—	$—	$—
Other Real Estate	—	—	—	—
Total	$—	$—	$—	$—

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

The estimated fair values of the Company’s financial instruments were as follows as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and Cash Equivalents	$7,316	$7,316	$3,952	$3,952
Interest-Bearing Deposits in Banks	7,742	7,742	9,488	9,488
Investment Securities	5,329	5,329	6,050	6,050
Loans - Net	75,943	77,483	69,892	71,829
Loans Held-for-Sale	401	401	3,610	3,610
Accrued Interest Receivable	421	421	436	436
FHLB Stock	1,448	1,448	1,440	1,440
Cash Surrender Value of Life Insurance	4,225	4,225	4,137	4,137
Financial Liabilities:
Deposits	60,963	60,756	56,428	57,931
Advances from FHLB	18,218	18,622	19,443	20,469
Accrued Interest Payable	51	51	69	69

The carrying amounts in the preceding table are included in the balance sheet under the applicable captions; accrued interest payable is included in accrued expenses and other liabilities in the balance sheet. The contract or notional amounts of the Company’s financial instruments with off balance sheet risk are disclosed in Note 16.

Note 19 - Subsequent Events -

Management has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through March 23, 2022, the date the financial statements were issued.

The outbreak of Coronavirus Disease 2020 (“COVID-19”) has adversely impacted a broad range of industries in which the Company’s customers operate and potentially impaired their ability to fulfill their obligations to the Company.  The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections.

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

In February and March 2022, the Company repurchased an additional 55,000 of its common shares for $804,000.

Note 20 – Change in Corporate Form -

On July 9, 2019, Eureka Homestead (the “Bank”) converted to a federal stock savings and loan association and established a stock holding company, Eureka Homestead Bancorp, Inc. (the “Company”), as parent of the Bank.

In connection with the conversion, the Bank issued of all of its common stock to the Company, becoming the wholly owned subsidiary of the Company, and the Company issued and sold shares of its capital stock pursuant to an independent valuation appraisal of the Bank and the Company. The stock was priced at $10.00 per share. In addition, the Bank’s board of directors adopted an employee stock ownership plan (ESOP) which subscribed for 8% of the common stock sold in the offering. The Conversion was completed on July 9, 2020 and resulted in the issuance of 1,429,676 common shares by the Company. The cost of the Conversion and issuing the capital stock totaled $1.2 million and was deducted from the proceeds of the offering.

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

Note 21 - Condensed Financial Information (Parent Company Only) -

Presented below is condensed financial information as to the financial position, results of operations and cash flows of the Parent Company:

CONDENSED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

(in thousands)

	2021	2020
ASSETS

Cash in Bank	$2,388	$2,831
Investment in Subsidiary	19,485	19,146
Total Assets	$21,873	$21,977

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities	$27	$37
Shareholders' Equity	21,846	21,940
Total Liabilities and Shareholders' Equity	$21,873	$21,977

CONDENSED STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2021

(in thousands)

	2021	2020
Income:
Equity in Net Income of Subsidiary	$371	$151
Total Income	371	151

Expenses:
Professional Fees	135	172
Other Expense	98	95
Total Expenses	233	267
Income (Loss) Before Income Tax (Benefit)	138	(116)
Income Tax (Benefit)	(8)	(13)
Net Income (Loss)	$146	$(103)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands)

	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$146	$(103)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Operating Activities:
Cash (Used in) Operating Activities:
(Increase) in Due from Subsidiary	—	(9)
Non-cash Compensation for ESOP	59	48
(Increase) in Equity in Net Income of Subsidiary	(358)	(151)
(Decrease) Increase in Liabilities	(10)	5
Net Cash (Used in) Operating Activities	(163)	(210)

Cash Flows from Investing Activities:
Net Cash (Used in) Investing Activities	—	—

Cash Flows from Financing Activities:
Shares Repurchased	(280)	(2,351)
Net Cash (Used in) Financing Activities	(280)	(2,351)
Net (Decrease) in Cash and Cash Equivalents	(443)	(2,561)

Cash and Cash Equivalents at Beginning of Period	2,831	5,392
Cash and Cash Equivalents at End of Period	$2,388	$2,831

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of December 31, 2021, the Company’s internal control over financial reporting is effective, based on those criteria.

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

There were no changes made in our internal controls during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information contained under the section captioned “Proposal I – Election of Directors – Executive Compensation” in the definitive Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a)	Securities Authorized for Issuances Under Equity Compensation Plans

Set forth below is information as of December 31, 2021 with respect to compensation plans (other than our Employee Stock Ownership Plan) under which Company equity securities are authorized for issuance. Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders. Equity compensation plans approved by stockholders consist of the Eureka Homestead Bancorp, Inc. 2020 Equity Incentive Plan.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	0	n/a	196,929
Equity compensation plans not approved by security holders	0	n/a	0
Total	0	n/a	196,929

(b)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership − Stock Ownership of Certain Beneficial Owners” in the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders’.

(c)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership − Stock Ownership of Management” in the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

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

(a)(1)Financial Statements

The documents filed as a part of this Form 10-K are:

(A)Report of Independent Registered Public Accounting Firm

(B)Consolidated Balance Sheets as of December 31, 2021 and 2020

(C)Consolidated Statements of Income (Loss) for the years ended December 31, 2021 and 2020

(D)Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020

(E)Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021 and 2020

(E)Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

(F)Notes to Consolidated Financial Statements.

(a)(2)Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)Exhibits

3.1	Articles of Incorporation of Eureka Homestead Bancorp*

3.2	Bylaws of Eureka Homestead Bancorp *

4.1	Form of Common Stock Certificate of Eureka Homestead Bancorp *

4.2	Description of Eureka Homestead Bancorp’s Securities**

10.1	Employment Agreement of Alan T. Heintzen *

10.2	Employment Agreement of Cecil A. Haskins, Jr. *

21	Subsidiaries

23	Consent of T. E. Lott and Company, PA

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XRBL Cover Page Interactive Data
*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333- 230193), initially filed March 11, 2019.
**	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 25, 2020.

ITEM 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eureka Homestead Bancorp, Inc.

Date: March 23, 2022	By:	/s/ Alan T. Heintzen
Alan T. Heintzen
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alan T. Heintzen	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2022
Alan T. Heintzen

/s/ Cecil A. Haskins Jr.	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2022
Cecil A. Haskins Jr.

/s/ Creed W. Brierre Sr.	Director	March 23, 2022

Creed W. Brierre Sr. /s/ Patrick M. Gibbs	Director	March 23, 2022

Patrick M. Gibbs /s/ Nick O. Sagona Jr.	Director	March 23, 2022

Nick O. Sagona Jr. /s/ Robert M. Shofstahl	Director	March 23, 2022

Robert M. Shofstahl /s/ Wilbur A. Toups Jr.	Director	March 23, 2022
Wilbur A. Toups Jr.