Form 10-Q
period 2022-03-31
Eureka Homestead Bancorp, Inc.
filed 2022-05-10
CIK 1769725

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, 1,072,127 shares of the Company’s common stock, par value $0.01 per share, were issued and outstanding.

Eureka Homestead Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Consolidated Financial Statements

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

MARCH 31, 2022 AND DECEMBER 31, 2021

(in thousands)

	March 31,	December 31,
	2022	2021
ASSETS

Cash and Cash Equivalents	$3,755	$7,316
Interest-Bearing Deposits in Banks	7,486	7,742
Investment Securities	4,591	5,329
Loans Receivable, Net	76,782	75,943
Loans Held-for-Sale	1,203	401
Accrued Interest Receivable	394	421
Federal Home Loan Bank Stock	1,450	1,448
Premises and Equipment, Net	617	626
Cash Surrender Value of Life Insurance	4,246	4,225
Deferred Tax Asset	23	—
Prepaid Expenses and Other Assets	154	144
Total Assets	$100,701	$103,595

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits	$59,905	$60,963
Advances from Federal Home Loan Bank	18,225	18,218
Advance Payments by Borrowers for Taxes and Insurance	1,076	1,902
Deferred Tax Liability	—	7
Accrued Expenses and Other Liabilities	1,525	659
Total Liabilities	80,731	81,749

Commitments and Contingencies (Note 7)

Stockholders' Equity:
Preferred Stock, $0.01 Par Value, 1,000,000 Shares Authorized, No Shares Issued	—	—
Common Stock, $0.01 Par Value, 9,000,000 Shares Authorized, 1,072,127 and 1,191,627 Shares Issued and Outstanding on March 31, 2022 and December 31, 2021, Respectively	11	12
Additional Paid-in Capital	8,736	10,498
Unallocated Common Stock Held by:
Employee Stock Ownership Plan (ESOP)	(995)	(1,006)
Recognition and Retention Plan (RRP)	—	—
Retained Earnings	12,303	12,317
Accumulated Other Comprehensive (Loss) Income	(85)	25
Total Stockholders' Equity	19,970	21,846
Total Liabilities and Stockholders' Equity	$100,701	$103,595

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (Unaudited)

(in thousands except for Earnings Per Share )

	Three Months Ended March 31,
	2022	2021
Interest Income:
Loans Receivable	$672	$706
Investment Securities	13	14
Interest-Bearing Deposits in Banks	6	5
Total Interest Income	691	725
Interest Expense:
Deposits	161	200
Advances from Federal Home Loan Bank	103	116
Total Interest Expense	264	316
Net Interest Income	427	409

Provision for Loan Losses	—	8
Net Interest Income After Provision for Loan Losses	427	401

Non-Interest Income:
Service Charges and Other Income	9	28
Fees on Loans Sold	179	222
Income from Life Insurance	21	22
Total Non-Interest Income	209	272

Non-Interest Expenses:
Salaries and Employee Benefits	402	393
Occupancy Expense	52	51
FDIC Deposit Insurance Premium and Examination Fees	17	17
Data Processing	18	20
Accounting and Consulting	59	38
Insurance	24	21
Legal fees	15	12
Other	63	41
Total Non-Interest Expenses	650	593
(Loss) Income Before Income Tax Expense	(14)	80
Income Tax Expense	—	—
Net (Loss) Income	$(14)	$80

(Loss) Earnings Per Share: Basic	$(0.01)	$0.07

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Net (Loss) Income	$(14)	$80
Other Comprehensive (Loss):
Unrealized (Losses) on Investment Securities	(139)	(5)
Other Comprehensive (Loss) Before Income Taxes	(139)	(5)
Income Tax Effect	29	1
Other Comprehensive (Loss), Net of Income Taxes	(110)	(4)
Comprehensive (Loss) Income	$(124)	$76

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (Unaudited)

(in thousands)

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income/(Loss)	Total
Balance, January 1, 2021	$12	$10,765	$(1,052)	$12,171	$44	$21,940
ESOP Shares Earned	—	4	11	—	—	15
Stock Shares Repurchased	—	(280)	—	—	—	(280)
Net Income	—	—	—	80	—	80
Other Comprehensive Loss	—	—	—	—	(4)	(4)
Balance, March 31, 2021	$12	$10,489	$(1,041)	$12,251	$40	$21,751

Balance, January 1, 2022	$12	$10,498	$(1,006)	$12,317	$25	$21,846
ESOP Shares Earned	—	9	11	—	—	20
Stock Shares Repurchased	(1)	(1,771)	—	—	—	(1,772)
Net Loss	—	—	—	(14)	—	(14)
Other Comprehensive Loss	—	—	—	—	(110)	(110)
Balance, March 31, 2022	$11	$8,736	$(995)	$12,303	$(85)	$19,970

The accompanying notes are an integral part of these financial statements.

EUREKA HOMESTEAD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net (Loss) Income	$(14)	$80
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	—	8
Depreciation Expense	9	10
Amortization of FHLB Advance Prepayment Penalty	7	6
Net (Accretion) Amortization of Discount/Premium on Mortgage-Backed Securities	(2)	9
Stock Dividend on Federal Home Loan Bank Stock	(2)	(2)
Non-cash Compensation for ESOP	20	15
Net (Increase) Decrease in Loans Held-for-Sale	(802)	1,815
Changes in Assets and Liabilities:
Decrease (Increase) in Accrued Interest Receivable	27	(9)
(Increase) in CSV of Life Insurance	(21)	(22)
(Increase) Decrease in Prepaid Expenses and Other Assets	(10)	52
Increase (Decrease) in Accrued Expenses and Other Liabilities	866	(88)
Net Cash Provided by Operating Activities	78	1,874

Cash Flows from Investing Activities:
Net (Increase) in Loans	(839)	(6,269)
Proceeds from Maturities of Interest-Bearing Deposits in Banks	3,995	6,741
Purchases of Interest-Bearing Deposits in Banks	(3,739)	(750)
Proceeds from Sales, Calls and Principal Repayments of Investment Securities	600	218
Net Cash Provided by (Used in) Investing Activities	17	(60)

Cash Flows from Financing Activities:
Net (Decrease) Increase in Deposits	(1,058)	3,029
Shares Repurchased	(1,772)	(280)
Net (Decrease) in Advance Payments by Borrowers for Taxes and Insurance	(826)	(676)
Net Cash (Used in) Provided by Financing Activities	(3,656)	2,073
Net (Decrease) Increase in Cash and Cash Equivalents	(3,561)	3,887

Cash and Cash Equivalents at Beginning of Period	7,316	3,952
Cash and Cash Equivalents at End of Period	$3,755	$7,839

Supplemental Disclosures for Cash Flow Information:
Cash Paid for:
Interest	$277	$316

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain/Loss on Investment Securities	$(139)	$(5)

The accompanying notes are an integral part of these financial statements.

Eureka Homestead Bancorp, Inc.

Form 10-Q

EUREKA HOMESTEAD BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2022 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (“SEC”). Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The amendments did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021, issued an update ASU 2021-01. The ASUs provide optional guidance for a limited period of time to ease the potential burden in accounting for (or derecognizing the effects of) reference rate reform on financial reporting. Specifically, the amendments provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. These relate only to those contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASUs became effective March 12, 2020 and can be adopted anytime during the period of January 1, 2020 through December 31, 2022. The Company is currently evaluating the impact of this guidance. There is only one investment security relationship that has LIBOR pricing with a maturity date beyond December 31, 2022. The documentation for the relationship contains language for an alternative pricing index when LIBOR is no longer available.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures. This ASU eliminates the troubled debt restructuring (“TDR”) accounting model for creditors that have already adopted Topic 326, which is commonly referred to as the current expected credit loss (“CECL”) model. In lieu of the TDR accounting model, creditors now will apply the general loan modification guidance in Subtopic 310-20 to all loan modifications, including modifications made for borrowers experiencing financial difficulty. Under the general loan modification guidance, a modification is treated as a new loan only if the terms of the new loan are at least as favorable to the lender as the terms for comparable loans to other customers with similar collection risks, and modifications to the terms of the original loan are more than minor. If either condition is not met, the modification is accounted for as the continuation of the old loan with any effect of the modification treated as a prospective adjustment to the loan’s effective interest rate. In addition, this ASU requires the disclosure of gross charge-offs recorded in the current period for financing receivables by origination year. For an emerging growth company, that has not adopted Topic 326, ASU 2022-02 takes effect in reporting periods when Topic 326 is adopted, with early adoption permitted. The Company is currently assessing the impact of this ASU on the Company’s Consolidated Financial Statements.

Note 3 – (Loss) Earnings Per Share -

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

(Loss) earnings per common share were computed based on the following:

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Numerator:
Net (loss) income available to common stockholders	$(14)	$80

Denominator:
Weighted average common shares outstanding	1,180	1,190
Less: Average unallocated ESOP shares	100	103
Weighted average shares	1,080	1,087

Basic (loss) earnings per common share	$(0.01)	$0.07

Note 4 – Investment Securities -

The amortized cost and fair values of investment securities available-for-sale were as follows:

		Gross	Gross
March 31, 2022:	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Mortgage-Backed Securities:
FHLMC	$2,558	$—	$(132)	$2,426
SBA 7a Pools	2,140	25	—	2,165
Total Investment Securities Available-for-Sale	$4,698	$25	$(132)	$4,591

		Gross	Gross
December 31, 2021:	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Mortgage-Backed Securities:
FHLMC	$2,766	$1	$—	$2,767
SBA 7a Pools	2,531	31	—	2,562
Total Investment Securities Available-for-Sale	$5,297	$32	$—	$5,329

All investment securities held on March 31, 2022 and December 31, 2021, were government-sponsored mortgage-backed or SBA pool securities.

The amortized cost and fair values of the investment securities available-for-sale at March 31, 2022, by contractual maturity, are shown below. For mortgage-backed securities and SBA 7a pools, expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
March 31, 2022	Amortized	Fair
(in thousands)	Cost	Value
Amounts Maturing:
After One Year through Five Years	$—	$—
After Five Years through Ten Years	1,920	1,931
After Ten Years	2,778	2,660
	$4,698	$4,591

No investment securities were pledged to secure advances from the FHLB at March 31, 2022 and December 31, 2021.

There were no sales or calls of available-for-sale investment securities for the three months ended March 31, 2022 and the year ended December 31, 2021.

Gross unrealized losses in investment securities at March 31, 2022 and December 31, 2021, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more, are as follows:

March 31, 2022
(in thousands)	Less Than 12 Months		12 Months or More		Totals
Security		Unrealized		Unrealized		Unrealized
Description	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Mortgage-Backed
FHLMC	$2,558	$(132)	$—	$—	$2,558	$(132)
SBA 7a Pools	—	—	—	—	—	—
	$2,558	$(132)	$—	$—	$2,558	$(132)

December 31, 2021
(in thousands)	Less Than 12 Months		12 Months or More		Totals
Security		Unrealized		Unrealized		Unrealized
Description	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Mortgage-Backed
FHLMC	$1,415	$—	$—	$—	$1,415	$—
SBA 7a Pools	—	—	—	—	—	—
	$1,415	$—	$—	$—	$1,415	$—

Management evaluates securities for other-than temporary impairment on a periodic and regular basis, as well as when economic or market concerns warrant such evaluation. No declines at March 31, 2022 and December 31, 2021, were deemed to be other-than-temporary.

In analyzing an issuer’s financial condition, management considers whether the federal government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial statements.

Note 5 – Loans Receivable and the Allowance for Loan Losses -

Loans receivable at March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31,	December 31,
(in thousands)	2022	2021
Mortgage Loans
1-4 Family	$65,686	$66,356
Multifamily	2,390	2,780
Construction and Land	6,499	4,576
Commercial Real Estate	1,468	1,480
Consumer Loans	230	239
	76,273	75,431
Plus (Less):
Unamortized Loan Fees/Costs	1,367	1,370
Allowance for Loan Losses	(858)	(858)
Net Loans Receivable	$76,782	$75,943

The performing mortgage loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at March 31, 2022 and December 31, 2021.

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

The following tables set forth, as of March 31 2022 and December 31, 2021, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Loan Losses and Recorded Investment in Loans Receivable
March 31, 2022 (in thousands)

			Mortgage-	Mortgage-
	Mortgage-	Mortgage-	Construction	Commercial
	1-4 Family	Multifamily	and Land	Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$752	$21	$63	$22	$—	$858
Charge-Offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision (Credit)	4	(3)	(1)	—	—	—
Ending Balance	$756	$18	$62	$22	$—	$858

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$756	$18	$62	$22	$—	$858

Loans Receivable:
Ending Balance	$65,686	$2,390	$6,499	$1,468	$230	$76,273

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—

Collectively Evaluated for Impairment	$65,686	$2,390	$6,499	$1,468	$230	$76,273

The allowance for loan losses for Mortgage 1-4 Family Loans of $756,000 includes an unallocated portion of $481,000 as of March 31 2022.

Allowance for Loan Losses and Recorded Investment in Loans Receivable
December 31, 2021 (in thousands)

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

Credit Quality Indicators - Credit Risk Profile Based on Loan Grades at March 31, 2022 (in thousands)

			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
Mortgage Loans:
1 to 4 Family	$65,686	$—	$—	$—	$—	$65,686
Multifamily	2,390	—	—	—	—	2,390
Construction and Land	6,499	—	—	—	—	6,499
Commercial Real Estate	1,468	—	—	—	—	1,468
Non-Mortgage Loans:
Consumer	230	—	—	—	—	230
Total	$76,273	$—	$—	$—	$—	$76,273

Credit Quality Indicators - Credit Risk Profile Based on Loan Grades at December 31, 2021 (in thousands)

			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
Mortgage Loans:
1 to 4 Family	$66,356	$—	$—	$—	$—	$66,356
Multifamily	2,780	—	—	—	—	2,780
Construction and Land	4,576	—	—	—	—	4,576
Commercial Real Estate	1,480	—	—	—	—	1,480
Non-Mortgage Loans:
Consumer	239	—	—	—	—	239
Total	$75,431	$—	$—	$—	$—	$75,431

At March 31 2022 and December 31, 2021, loan balances outstanding on non-accrual status amounted to $0 and $0, respectively. The Company considers loans more than 90 days past due and on nonaccrual as nonperforming loans.

At March 31 2022 and December 31, 2021, the credit quality indicators (performing and nonperforming loans), disaggregated by class of loan, are as follows:

Credit Quality Indicators - Credit Risk Profile Based on Payment Activity at March 31 2022 (in thousands)

		Non-
	Performing	Performing	Total
Mortgage Loans:
1 to 4 Family	$65,686	$—	$65,686
Multifamily	2,390	—	2,390
Construction and Land	6,499	—	6,499
Commercial Real Estate	1,468	—	1,468
Non-Mortgage Loans:
Consumer	230	—	230
Total	$76,273	$—	$76,273

Credit Quality Indicators - Credit Risk Profile Based on Payment Activity at December 31, 2021 (in thousands)

		Non-
	Performing	Performing	Total
Mortgage Loans:
1 to 4 Family	$66,356	$—	$66,356
Multifamily	2,780	—	2,780
Construction and Land	4,576	—	4,576
Commercial Real Estate	1,480	—	1,480
Non-Mortgage Loans:
Consumer	239	—	239
Total	$75,431	$—	$75,431

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of March 31, 2022 and December 31, 2021. There were no loans over 90 days past due and still accruing as of March 31, 2022 and December 31, 2021.

Aged Analysis of Past Due Loans Receivable at March 31, 2022 (in thousands)

	30-59	60-89	90 Days or			Total
	Days	Days	Greater	Total		Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Mortgage Loans:
1 to 4 Family	$—	$—	$—	$—	$65,686	$65,686
Multifamily	—	—	—	—	2,390	2,390
Construction and Land	—	—	—	—	6,499	6,499
Commercial Real Estate	—	—	—	—	1,468	1,468
Non-Mortgage Loans:
Consumer	—	—	—	—	230	230
Total	$—	$—	$—	$—	$76,273	$76,273

Aged Analysis of Past Due Loans Receivable at December 31, 2021 (in thousands)

	30-59	60-89	90 Days or			Total
	Days	Days	Greater	Total		Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Mortgage Loans:
1 to 4 Family	$—	$—	$—	$—	$66,356	$66,356
Multifamily	—	—	—	—	2,780	2,780
Construction and Land	—	—	—	—	4,576	4,576
Commercial Real Estate	—	—	—	—	1,480	1,480
Non-Mortgage Loans:
Consumer	—	—	—	—	239	239
Total	$—	$—	$—	$—	$75,431	$75,431

The following is a summary of information pertaining to impaired loans as of March 31, 2022 and December 31, 2021.

Impaired Loans

March 31, 2022

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

The Company had no troubled debt restructurings as of March 31, 2022 and December 31, 2021 or any that defaulted subsequent to the restructuring through the date the financial statements were issued.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital, tier 1 capital, and common equity tier 1 capital to risk-weighted assets (as defined in the regulations), and leverage capital, which is tier 1 capital to adjusted average total assets (as defined). Management believes, as of March 31, 2022 and December 31, 2021, that the Bank meets all the capital adequacy requirements to which it is subject.

As of March 31, 2022 and December 31, 2021, the most recent notifications from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and leveraged capital ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank’s category. The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
March 31, 2022:	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$20,152	39.11%	$4,122	8.00%	$5,152	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$19,506	37.86%	$3,091	6.00%	$4,122	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$19,506	37.86%	$2,318	4.50%	$3,349	6.50%
Tier 1 Leverage Capital
(to Adjusted Total Assets)	$19,506	19.03%	$4,101	4.00%	$5,126	5.00%

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2021:	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$20,098	39.49%	$4,071	8.00%	$5,089	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$19,460	38.24%	$3,054	6.00%	$4,071	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$19,460	38.24%	$2,290	4.50%	$3,308	6.50%
Tier 1 Leverage Capital
(to Adjusted Total Assets)	$19,460	18.72%	$4,159	4.00%	$5,198	5.00%

A reconciliation of the Bank’s capital determined under GAAP to Total Capital, Tier 1 Capital, Common Equity Tier 1 Capital and Tier 1 Leverage Capital for March 31, 2022 and December 31, 2021, is as follows:

	March 31,	December 31,
(in thousands)	2022	2021
Total Equity (Bank Only)	$19,421	$19,485
Unrealized Losses (Gains) on Securities
Available-for-Sale, Net	85	(25)

Tangible, Tier 1 Capital and Common Equity Tier 1	19,506	19,460
Allowance for Loan Losses Included in Capital	646	638
Total Capital	$20,152	$20,098

The specific reserves included in the Allowance for Loan Losses were not significant as of March 31, 2022 and December 31, 2021.

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

At March 31, 2022 and December 31, 2021, the Company had $6.8 million and $9.0 million of outstanding commitments to originate loans, respectively, each of which represents the balances of remaining funds to be disbursed on construction loans in process. In recent years we have sold loans on an industry-standard, servicing-released basis. At March 31, 2022, there were mortgage loans sold to investors with limited recourse for certain periods after the date of sale totaling $8.1 million at the sale date. Recourse would apply if the borrower(s) default on any payment within the first four months of the mortgage loan and it remains in default for a period of 90 days, or if the mortgage loan prepays in full within 180 days of the sale date. Should an early payment default occur, Eureka Homestead shall, at its sole discretion, repurchase such mortgage loan from the purchaser at its current amortized balance plus the service release premium received or indemnify the purchaser by paying the service release premium received plus $5,000. Should a mortgage loan prepay in full within 180 days of the sale date, Eureka Homestead shall refund to the purchaser the servicing release premium paid. There have been mortgage loans sold that had an early payment default or that prepaid in full during the recourse period.

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

The following tables present the balances of assets measured on a recurring basis as of March 31, 2022 and December 31, 2021. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
March 31, 2022:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage-Backed Securities
FHLMC	$2,426	$—	$2,426	$—
SBA 7a Pools	2,165	—	2,165	—
Total Investment Securities	$4,591	$—	$4,591	$—

	Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
December 31, 2021:	Fair	Assets	Inputs	Inputs
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage-Backed Securities
FHLMC	$2,767	$—	$2,767	$—
SBA 7a Pools	2,562	—	2,562	—
Total Investment Securities	$5,329	$—	$5,329	$—

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

The fair value of the impaired loans is measured at the fair value of the collateral for collateral-dependent loans. Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens. Repossessed assets are initially recorded at fair value less estimated costs to sell. The fair value of repossessed assets is based on property appraisals and an analysis of similar properties available. As such, the Company records repossessed assets as Level 2. The Company had no impaired loans or repossessed assets at March 31, 2022 or December 31, 2021.

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

The estimated fair values of the Company’s financial instruments are as follows as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and Cash Equivalents	$3,755	$3,755	$7,316	$7,316
Interest-Bearing Deposits in Banks	7,486	7,486	7,742	7,742
Investment Securities	4,591	4,591	5,329	5,329
Loans - Net	76,782	71,331	75,943	77,483
Loans Held-for-Sale	1,203	1,203	401	401
Accrued Interest Receivable	394	394	421	421
FHLB Stock	1,450	1,450	1,448	1,448
Cash Surrender Value of Life Insurance	4,246	4,246	4,225	4,225
Financial Liabilities:
Deposits	59,905	57,751	60,963	60,756
Advances from FHLB	18,225	17,908	18,218	18,622
Accrued Interest Payable	37	37	51	51

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

Compensation expense related to the ESOP for the three-month period ended March 31, 2022 was approximately $16,000.

The stock price when issued was $10 per share.  The fair value of the 100,000 unallocated shares was approximately $1.5 million based on the average price of our common stock for the quarter ended March 31, 2022, of $14.68 per share.

Note 11 – Equity Incentive Plan

In August 2020, the Company's stockholders approved the 2020 Eureka Homestead Bancorp, Inc. Equity Incentive Plan (the “2020 Plan” or the “Plan”). No more than 200,154 shares of the Company's common stock may be issued under the Plan, of which a maximum of 142,967 may be issued pursuant to the exercise of stock options and 57,187 may be issued pursuant to restricted stock awards, restricted stock units and unrestricted share awards. Stock options awarded to employees may be incentive stock options or non-qualified stock options. The shares that may be issued may be authorized but unissued shares. The Plan permits the grant of incentive awards in the form of options, stock appreciation rights, restricted share and share unit awards, and performance share awards. The 2020 Plan contains limits on certain types of awards to individual participants.

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

The table below presents the restricted stock award activity for the period shown:

Weighted Average
	Restricted	Fair Value at
	Stock Awards	Grant Date
Non-vested at January 1, 2022	3,225	$13.95
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2022	3,225	$13.95

As of March 31, 2022, the Company had $41,000 of unrecognized compensation expense related to restricted shares, having recognized $4,000 of compensation expense for the three months ended March 31, 2022.  The cost of the restricted shares will be amortized in monthly installments over the three-year vesting period.

Note 12 - Subsequent Events -

Management has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at March 31, 2022 and results of operations for the three months ended March 31, 2022 and 2021 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

COVID-19 Impacts

The effects of the COVID-19 pandemic and the governmental and societal response to the virus have negatively impacted overall economic conditions.

The Federal and state governments have worked to contain the spread of COVID-19. The result of these containment strategies has had an enormous impact on the economy and has had a negative impact on some borrowers’ ability to make timely loan payments. In recent months, a number of restrictive government initiatives designed to combat the effects of the COVID-19 pandemic have been eased on a national level and in Louisiana, as well as the rollout of three COVID-19 vaccines, allowing businesses to reopen at varying capacity levels, which has bolstered commercial activity and employment to some degree. However, another resurgence in infections and reimplementation of new and/or additional restrictions at the national and local level to combat the COVID-19 pandemic may present additional negative impacts to the economy and our customers. The duration and severity of the COVID-19 pandemic remain impossible to predict. The Federal Reserve Board and other various regulatory agencies have issued joint guidance to financial institutions to work with borrowers affected by the coronavirus. The Company instituted a loan deferment program whereby short-term deferrals of payments were allowed. Deferred payments are due at the time the loan is paid off. As of March 31, 2022 all of the loans modified by us have resumed normal monthly payments. We did not report these loans as delinquent and continued to recognize interest income during the deferral period. No increase in the allowance for loan losses was deemed necessary on these loans. These loans will continue to be monitored to determine collectability and accrual and delinquency status will be updated as deemed appropriate.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Eureka Homestead Bancorp, Inc.’s Annual Report in Form 10-K as filed with the Securities and Exchange Commission on March 23, 2022.

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Total Assets. Total assets decreased $2.9 million, or 2.8%, to $100.7 million at March 31, 2022 from $103.6 million at December 31, 2021. The decrease was due to decreases in cash and cash equivalents of $3.6 million, in interest-bearing deposits in banks of $256,000 and in investment securities available-for-sale of $738,000, offset, in part, by increases in net loans of $839,000, in loans held-for-sale of $802,000 and in other assets of $20,000.

Net Loans. Net loans increased $839,000, or 1.1%, to $76.8 million at March 31, 2022 from $75.9 million at December 31, 2021. One- to four-family residential real estate loans decreased $670,000, or 1.0%, to $65.7 million at March 31, 2022 from $66.4 million at December 31, 2021, multifamily loans decreased $390,000, or 14.0%, to $2.4 million at March 31, 2022 from $2.8 million at December 31, 2021, construction and land loans increased $1.9 million, or 42.0% to $6.5 million at March 31, 2022 from $4.6 million at December 31, 2021, commercial real estate loans decreased $12,000, or 0.8%, to $1.5 million at March 31, 2022 from $1.5 million at December 31, 2021 and consumer loans decreased $9,000, or 3.8%, to $230,000 at March 31, 2022 from $239,000 at December 31, 2021.

The increase in net loans was due primarily to an increase in construction loans earning higher interest rates than similar conforming loans, which are generally sold. The decreases in all other loans were due to normal repayments.

Cash and Cash Equivalents. Cash and cash equivalents decreased $3.6 million, or 48.7%, to $3.8 million at March 31, 2022 from $7.3 million at December 31, 2021.

Interest-Bearing Deposits in Banks. Interest-bearing deposits in banks decreased $256,000, or 3.3%, to $7.5 million at March 31, 2022 from $7.7 million at December 31, 2021.

The net of these two balance sheet line items was a decrease of $3.8 million principally due to the increase in loans, decrease in deposits and the repurchase of $1.8 million of shares of common stock.

Securities Available-for-Sale. Investment securities available-for-sale, consisting of government-sponsored mortgage-backed securities and SBA 7a pools backed by equipment and mortgage loans, decreased $738,000, or 13.8%, to $4.6 million at March 31, 2022 from $5.3 million at December 31, 2021 as a result of normal repayments.

Deposits. Deposits decreased $1.1 million, or 1.7%, to $59.9 million at March 31, 2022 from $61.0 million at December 31, 2021, principally due to a decrease of $1.2 million in certificates of deposit, or 2.1%, to $55.6 million at March 31, 2022 from $56.8 million at December 31, 2021, offset, in part, by an increase of $125,000 in savings accounts, or 3.6% to $3.6 million at March 31, 2022 from $3.4 million at December 31, 2021. The decrease in certificates of deposit resulted primarily from decreases in local retail certificates of deposit and certificates of deposit from municipalities. Depending on market conditions, at times we have utilized non-retail funding sources to fund our loan origination and growth and to replace Federal Home Loan Bank advances, as well as in order to get longer-term funding not always available in the local market in to help reduce interest rate risk.

Total Equity. Total equity decreased $1.9 million, or 8.6%, to $20.0 million at March 31, 2022 from $21.8 million at December 31, 2021. The decrease resulted primarily from the repurchase of $1.8 million of shares of common stock and an increase in accumulated other comprehensive loss of $110,000.

Comparison of Operating Results for the Three Months Ended March 31, 2022 and 2021

General. We had a net loss of $14,000 for the three months ended March 31, 2022, compared to a net income of $80,000 for the three months ended March 31, 2021, a decrease of $94,000. ~~The decrease in net loss~~ This decrease resulted from a decrease in noninterest income of $63,000 and an increase in noninterest expense of $57,000, offset, in part, by an increase in net interest income of $18,000 and a decrease of $8,000 in provision for loan losses.

Interest Income. Interest income decreased $34,000, or 4.7%, to $691,000 for the three months ended March 31, 2022 from $725,000 for the three months ended March 31, 2021. This decrease was principally attributable to a decrease in interest on loans receivable of $34,000, or 4.8%. The average balance of loans increased $1.7 million, or 2.3%, to $77.0 million for the three months ended March 31, 2022 from $75.3 million for the three months ended March 31, 2021, and the average yield on loans decreased 26 basis points to 3.49% for the three months ended March 31, 2022 from 3.75% for the three months ended March 31, 2021. The average balance of investment securities decreased $821,000, or 13.8%, to $5.1 million for the three months ended March 31, 2022 from $5.9 million for the three months ended March 31, 2021, while the average yield on investment securities increased 8 basis points to 1.02% for the three months ended March 31, 2022 from 0.94% for the three months ended March 31, 2021. The average balance of other interest-earning assets increased $34,000, or 0.3%, to $12.8 million for the three months ended March 31, 2022 from $12.8 million for the three months ended March 31, 2021, and the average yield on other interest-earning assets increased 3 basis points to 0.19% for the three months ended March 31, 2022 from 0.16% for the three months ended March 31, 2021.

Interest Expense. Total interest expense decreased $52,000, or 16.5%, to $264,000 for the three months ended March 31, 2022 from $316,000 for the three months ended March 31, 2021. The decrease was due to decreases of $39,000, or 19.5%, in interest expense on deposits and $13,000, or 11.2%, in interest expense on advances from the FHLB. The average balance of interest-bearing deposits increased $1.4 million, or 2.4%, to $60.3 million for the three months ended March 31, 2022 from $58.9 million for the three months ended March 31, 2021, and the average cost of interest-bearing deposits in banks decreased 29 basis points to 1.07% for the three months ended March 31, 2022 from 1.36% for the three months ended March 31, 2021, resulting from lower market interest rates period to period. The average balance of FHLB advances decreased $1.2 million, or 6.3%, to $18.2 million for the three months ended March 31, 2022 from $19.4 million for the three months ended March 31, 2021. The average cost of these advances decreased 13 basis points to 2.26% for the three months ended March 31, 2022 from 2.39% for the three months ended March 31, 2021.

Net Interest Income. Net interest income increased $18,000, or 4.4%, to $427,000 for the three months ended March 31, 2022 from $409,000 for the three months ended March 31, 2021. Average net interest-earning assets increased $741,000 period to period. This increase was due primarily to an increase in loans receivable, offset, in part, by a decrease in investment securities. Our interest rate spread increased 9 basis points to 1.56% for the three months ended March 31, 2022 from 1.47% for the three months ended March 31, 2021, and our net interest margin increased 6 basis points to 1.80% for the three months ended March 31, 2022 from 1.74% for the three months ended March 31, 2021. The increases in interest rate spread and interest rate margin were primarily the result of interest rates on average interest-bearing assets rising more than interest rates on interest-earning liabilities during the three months ended March 31, 2022 versus the three months ended March 31, 2021.

Provision for Loan Losses. There was no provision for loan losses for the three months ended March 31, 2022 compared to a provision for loan losses of $8,000 for the three months ended March 31, 2021. The allowance for loan losses was $858,000, or 1.12% of total loans, at March 31, 2022, compared to $858,000, or 1.14% of total loans, at December 31, 2021, and $850,000, or 1.13%, of total loans, at March 31, 2021. Classified (substandard, doubtful and loss) loans decreased to $0 at March 31, 2022 and at December 31, 2021 from $610,000 at March 31, 2021. There were no non-performing loans at March 31, 2022, December 31, 2021 or March 31, 2021. There were no charge-offs or recoveries for the three months ended March 31, 2022 or for the three months ended March 31, 2021.

Effective January 1, 2023, we will adopt the CECL standard for determining the amount of our allowance for credit losses, which we expect will increase our allowance for loan and lease losses upon adoption and cause our historic allowance for loan and lease losses not to be indicative of how we will maintain our allowance for credit losses beginning January 1, 2023. Please see Note 2 – Recent Accounting Pronouncements in the notes to our unaudited financial statements contained herein

Noninterest Income. Noninterest income decreased $63,000, or 23.2%, to $209,000 for the three months ended March 31, 2022 from $272,000 for the three months ended March 31, 2021. The decrease was principally due to decreases of $43,000, or 19.4%, in fees on loans sold, $19,000, or 67.9%, in service charges and other income and $1,000, or 4.5%, in income from life insurance.

Noninterest Expense. Noninterest expense increased $57,000, or 9.6%, to $650,000 for the three months ended March 31, 2022 from $593,000 for the three months ended March 31, 2021. The increase was primarily due to an increase of $9,000, or 2.3%, in salaries and employee benefits, resulting primarily from an increase in commissions and related expenses on higher loan volume period to period, as well as increases of $1,000, or 2.0%, in occupancy expense, $21,000, or 55.3%, in accounting and consulting expense, $3,000, or 14.3%, in insurance expense, $3,000, or 25.0%, in legal expense and $22,000, or 53.7%, in other expenses. The increases were offset, in part, by a decrease of $2,000, or 10.0%, in data processing expense.

In future periods, if we make additional grants of awards under our equity incentive plan which was approved by our stockholders, we would expect our noninterest expense to increase due to increased compensation expenses.

Income Tax Expense. There was no income tax expense for the three months ended March 31, 2022 or for the three months ended March 31, 2021, principally due to net operating loss tax carryforwards from prior years. The effective tax rate was 0.00% for the three months ended March 31, 2022 and 0.00% for the same quarter in 2021.

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

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from the sale of loans. We also have the ability to borrow from the FHLB. At March 31, 2022, we had $18.2 million outstanding in advances from the FHLB, and had the capacity to borrow approximately an additional $18.0 million from the FHLB and an additional $6.6 million on a line of credit with First National Bankers’ Bank, Baton Rouge, Louisiana at this date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $77,000 and $1.9 million for the three months ended March 31, 2022 and 2021, respectively. Net cash provided by (used in) investing activities, which consists primarily of net change in loans receivable, net change in interest-bearing deposits in banks and net change in investment securities, was $17,000 and ($60,000) for the three months ended March 31, 2022 and 2021, respectively. Net cash (used in) provided by financing activities, consisting primarily of activity in deposit accounts, advances from Federal Home Loan Bank, advance payments by borrowers for taxes and insurance, and repurchases of common stock, was ($3.7 million) and $2.1 million for the three months ended March 31, 2022 and 2021, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2022, the Bank exceeded all regulatory capital requirements with a Tier 1 leverage capital level of $19.5 million, or 19.03% of adjusted average total assets, which is above the well-capitalized required level of $5.1 million, or 5.0%; and total risk-based capital of $20.2 million, or 39.11% of risk-weighted assets, which is above the well-capitalized required level of $5.2 million, or 10.0%; and common equity Tier 1 capital of $19.5 million or, 37.86% of risk weighted assets, which is above the well-capitalized required level of $3.3 million, or 6.5% of risk weighted assets. Accordingly, Eureka Homestead was categorized as well capitalized at March 31, 2022. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Commitments. Information about our off-balance sheet commitments may be found in Item 1 of this report in Note 7 to the Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	There were no sales of unregistered securities during the period covered by this Report.
(b)	Not applicable.
(c)	The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plans and are set forth in the following table.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average Price	as Part of Publicly	Yet be Purchased
	Shares	Paid Per	Announced Plans	Under the Plan or
Period	Purchased	Share	or Programs	Programs (1)
January 1 through January 31, 2022	—	$—	—	187,094
February 1 through February 28, 2022	2,500	$14.55	2,500	184,594
March 1 through March 31, 2022	117,000	$14.83	117,000	67,594

Total	119,500	$14.83	119,500	67,594
(1)	On August 31, 2020, the Board of Directors of the Company authorized a stock repurchase program under which it may repurchase up to 71,483 shares, or 5.0%, of the Company’s then-outstanding common stock. On September 16, 2020, the Board of Directors of the Company authorized the repurchase of an additional 108,655 shares or 8.0%, of the Company’s then-outstanding common stock. On December 4, 2020, the Board of Directors authorized the repurchase of an additional 129,390 shares or 10%, of the Company’s then-outstanding common stock. On November 22, 2021, the Board of Directors authorized the repurchase of an additional 118,840 shares or 10%, of the Company’s then-outstanding common stock. These repurchase programs will continue until they are completed or terminated by the Company’s Board of Directors.
Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

4	Form of Common Stock Certificate (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Inline XBRL Cover Page Interactive Data File

(1)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-230193), filed on March 11, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUREKA HOMESTEAD BANCORP, INC.

Date: May 10, 2022	/s/ Alan T. Heintzen

Alan T. Heintzen
Chief Executive Officer

Date: May 10, 2022	/s/ Cecil A. Haskins, Jr.

Cecil A. Haskins, Jr.
President and Chief Financial Officer